Form 10-Q
period 1994-12-31
ANDAL CORP
filed 1995-02-13
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                FORM 10-Q
(MARK ONE)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  December 31, 1994

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from               to

                    Commission file number  1-6856

                               ANDAL CORP.

         (Exact name of registrant as specified in its charter)

New York                                             13-2571394
(State or other jurisdiction of incorporation
 or organization)                                  (I. R. S. Employer ID no.)

909 Third Avenue, New York, New York                 10022
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code (212)376-5545

Not Applicable
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

The number of shares outstanding of the registrant's common stock as of January 31, 1995 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          ANDAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)
ASSETS

                                   December 31,     September 30,
                                   1994             1994
(Unaudited)
Current assets:
  Cash                               1,549            1,143
  Accounts receivable                3,833            4,028
  Inventories                        1,264            1,254
  Prepaid expenses                     537              317
  Other current assets                 222              216
                                   --------         --------
     Total current assets            7,405            6,958

Investments in affiliates            1,346            1,235
Property and equipment               9,537            9,732
Loans due from Multi-Arc Inc.
     management                      1,000                0
Other assets                         2,463            2,532
                                   --------         --------
                                    21,751           20,457
                                    ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings,
     including current portion
     of long-term debt               1,486            1,425
  Current portion of debt due
     shareholders                    1,000              750
  Accounts payable                   1,316            1,764
  Other accrued expenses             5,682            5,834
                                   --------         --------
     Total current liabilities       9,484            9,773

Long-term debt                       7,971            6,952
Debt due shareholders                7,114            7,364
Other deferred income                2,033            1,527
Convertible subordinated debentures  2,325            1,825

Shareholders' equity:
  Common shares, par value $20
     per share, 1,500,000 authorized
     and 370,496 issued              7,410            7,410
  Paid-in-capital                   31,625           31,625
  Deficit                          (40,550)         (40,358)
  Less 40,637 common shares held
     in treasury, at cost           (5,661)          (5,661)
                                   --------         --------
       Total shareholders' equity
       (deficit)                    (7,176)          (6,984)
                                   --------         --------
                                    21,751           20,457
                                    ======           ======
      See accompanying notes to consolidated financial statements.

                      ANDAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands of dollars,
                        except per share amounts)

                                             Three Months
                                                Ended
                                             December 31,
                                           1994      1993

Operating revenues:
     Trade sales                            6,437     5,840
     Royalties and commissions                 70        57
                                            -----     -----
                                            6,507     5,897
Operating costs and expenses:
     Cost of revenues                       3,231     2,972
     Depreciation expense                     509       561
     Selling, general, and
          administrative expenses           2,490     2,217
                                            -----     -----
                                            6,230     5,750

Income from operations                        277       147

Other income (expense):
     Gain from initial public offering of
          Multi-Arc India Ltd.                 85         0
     Investment and other income, net          (5)       11
     Interest expense                        (438)     (389)
                                             -----     -----
                                             (358)     (378)
Income (loss) from continuing operations
     before income taxes                      (81)     (231)
(Provision) for income taxes                    0         0
                                              ----     -----
Income (loss) from continuing operations      (81)     (231)
Loss from discontinued operations            (111)     (322)
                                             -----     -----
Net income (loss)                            (192)     (553)
                                             =====     =====
Income (loss) per common share:
   Income (loss) from continuing operations (0.24)    (0.70)
   Loss from discontinued operations        (0.34)    (0.98)
                                            ------    ------
     Net income (loss)                      (0.58)    (1.68)

See accompanying notes to consolidated financial statements.

ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands of dollars)
                                             Three Months Ended
                                             December 31,
                                           1994      1993
Cash (used) provided by operating activities:
  Income (loss) from continuing operations
     before income taxes                    (81)     (231)
  Adjustments to reconcile income (loss) from
     continuing operations to net cash (used)
     provided by operating activities:
          Depreciation                      509       561
     Amortization of patents, trademarks,
       and license rights                    44        43
     Amortization of deferred income        (20)      (25)
     Gain from initial public offering of
       Multi-Arc India Ltd.                 (85)        0
     Other, net                               3        18
     Cash (used) by discontinued operations (93)     (147)
     Income taxes paid                        0        (5)
 Change in operating assets and liabilities:
     Decrease in accounts receivable        207      1,261
     (Increase) in inventories              (10)      (470)
     (Increase) in other current assets    (226)      (152)
     (Decrease) in accounts payable
       and accrued liabilities             (587)      (122)
  Net cash (used) provided by
     operating activities                  (339)       731
Cash flows from financing activities:
  Proceeds from long-term debt            1,400         23
  Loans to Multi-Arc management          (1,000)         0
  Proceeds from sale of common stock
     and debentures of Multi-Arc          1,000          0
  Reductions of long-term debt             (310)      (424)
  (Decrease) in debt due within one year    (10)       (70)
    Net cash provided (used) by
     financing activities                 1,080       (471)
Cash flows from investing activities:
  Gross additions to property
     and equipment                         (335)      (317)
  Reductions of (investment in) affiliates  (26)        13
  Other, net                                 26         37
     Net cash (used) by investing
      activities                           (335)      (267)
Increase (decrease) in cash                 406         (7)
Cash at beginning of period               1,143        477
Cash at end of period                     1,549        470
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1994.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only source of operating cash flow, other than from the sale of capital assets, is its subsidiary, Multi-Arc Inc. ("Multi-Arc"). Pursuant to the terms of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, N. A., Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994 Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-
Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Fidelity Bank. Andal has also, in principle, agreed to an additional $3.5 million of stock sales and $3.5 million of Multi-
Arc debenture issuances to Multi-Arc management and licensees, to be funded by independent sources, under the same terms and conditions, so long as such sales and issuances occur on or before April 15, 1995. There is no guarantee that the aforementioned transactions will, in fact, occur. Andal could also raise cash by making sales of the remaining stock it owns of Steve's Homemade
Ice Cream, Inc., as market conditions permit.

     In addition to its regular operating cash needs, Andal may also require cash to fund litigation costs related to its discontinued operations and/or to make payments to creditors who have yet to make payment demands. For the longer term, even if the aforementioned Multi-Arc stock and debenture transactions are consummated, the Company's cash sources may not be sufficient, in which case a further restructuring of its indebtedness to its shareholders will be required. Should the Company be unable to accomplish such a restructuring, there may be no alternative other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(2)  In December 1994, Andal sold, for $500,000, approximately 2
1/2% of the common stock of Multi-Arc to Multi-Arc's management;
and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-arc using Multi-Arc's revolving credit facility with First Fidelity Bank.
Because of the non-recourse nature of the loans to management, the gain on the sale of Multi-Arc common stock of approximately
$360,000 has been deferred until such time as the management loans are repaid.

(3) In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this sale.

(4)  Inventories are summarized as follows:

                                  December 31,         September 30,
                                  1994                 1994
                                  (In thousands of dollars)
     Raw materials and supplies    1,077                1,198
     Work-in-process                 187                   56
                                  -------              -------
                                   1,264                1,254

(5) Convertible subordinated debt at December 31, 1994 consists of $1,825,000 of Andal's 5 1/2% convertible subordinated debentures due in 1997 and $500,000 of Multi-Arc's 6% convertible subordinated debentures due in 2004.

(6) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1994, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $33 million which expire in varying amounts in years 1995 through 2008. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $3.6 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a valuation allowance against net deferred tax assets because it is more likely than not that the net deferred tax assets will not be realized.

(7) In August 1982, National States Electric Corp., a subsidiary of the Company then engaged in the electrical contracting business ("NSEC"), commenced an action in the New York Supreme Court, County of New York, against LFO Construction Company ("LFO") for breach of contract. The action arose out of a subcontract agreement between NSEC and LFO in connection with a New York City construction project for which LFO served as construction manager. LFO, in response, asserted various counterclaims and set-offs against NSEC; and, in October 1982, LFO and two other parties commenced an action in the same court against NSEC, the Company, and Andrew J. Frankel, Chairman of the Board of the Company, in which the plaintiffs essentially realleged the counterclaims and set-offs. These actions were tried in October 1992. The court dismissed the claims against the Company and Mr. Frankel on the merits and with prejudice; but the jury returned a verdict against NSEC for approximately $3.8 million, including interest and costs; and a judgement was entered on the verdict in November 1992. LFO and its associates appealed from that part of the judgement which dismissed the action against the Company and Mr. Frankel. NSEC, in turn, appealed from the judgement against it. In April 1994, the Appellate Division affirmed the dismissal of the claims against the Company and Mr. Frankel. In addition, the Court struck the award for the damages against NSEC and remanded the matter to the trial court for a new trial as to damages. NSEC is an inactive and insolvent subsidiary of the Company. In January 1995, NSEC settled the issue of damages with LFO by assigning to LFO its only asset which consisted of a claim it had against the New York City
Transit Authority for work it performed for the Authority many years ago. The claim had been carried on the books of NSEC at no value; and, accordingly, the settlement did not result in any loss to the Company.

     The Company is aware of various other lawsuits, claims, and administrative proceedings which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, through its subsidiary, Multi-Arc Inc. ("Multi-Arc"), is engaged in surface enhancement, the business of coating materials, primarily metals. Multi-Arc is also engaged in the design, manufacture, assembly, and sale of proprietary coating equipment systems.

     Consolidated operating revenues of $6.5 million for the three months ended December 31, 1994 were $610,000 higher than the revenues for the comparable period of the prior year. Operating revenues have improved over the prior year entirely as the result of 11% growth in coating services revenue due to improved economic conditions in the United States, Canada, and, especially the United Kingdom.

     Income (loss) from continuing operations before income taxes was $(81,000) for the three months ended December 31, 1994, compared with $(231,000) in the comparable period of the prior year. Income (loss) from continuing operations for the three months ended December 31, 1994 improved over the prior year as a result of increased gross profits, principally related to the higher revenues, in part offset by higher selling, general, and administrative costs which primarily reflect higher personnel costs. Multi-Arc (UK) Ltd. accounted for approximately half of the improvement from prior year.

     In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this sale.

     Interest expense has increased entirely as a result of higher interest rates as debt levels have been decreased.

     The income (loss) from discontinued operations in the 1994 period represents legal expenses incurred relating to discontinued construction and real estate operations. The 1993 period, in addition to legal expenses, includes $200,000 for settlement of a litigation.

                     LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended December 31, 1994, cash increased by $406,000. This increase was accounted for by cash provided by financing activities of $1.1 million, offset by cash used by operating activities of $339,000 and by funds used for investing activities of $335,000 for capital expenditures. Cash used by operating activities includes cash used by discontinued operations of $93,000 for legal expenses of the Company's discontinued construction and real estate operations. The
Company's operating cash flow continues to reflect a high level of non-cash charges for depreciation and amortization. Operating activities also includes $587,000 of cash used to decrease accounts payable and accrued liabilities which was primarily related to seasonal payments of additional payroll and year-end bonus and profit sharing at Multi-Arc as well as a reduction of trade payables.

     Financing activities include $1.4 million of new debt borrowed by Multi-Arc under its revolving credit facility with First Fidelity Bank, N. A. of which $1 million was used to finance the loans to management (see Note 2) and the balance for working capital purposes. During the three months ended December 31, 1994, $320,000 of borrowed funds were repaid.

     The Company's only source of operating cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes.
However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994, Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately
2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Fidelity Bank. Andal has also, in principle, agreed to an additional $3.5 million of stock sales and $3.5 million of Multi-
Arc debenture issuances to Multi-Arc management and licensees, to be funded by independent sources, under the same terms and conditions, so long as such sales and issuances occur on or before April 15, 1995. There is no guarantee that the aforementioned transactions will, in fact, occur. Andal could also raise cash by making sales of the remaining Steve's stock it owns, as market conditions permit.

     In addition to its regular operating cash needs, Andal may also require cash to fund litigation costs related to its discontinued operations and/or to make payments to creditors who have yet to make payment demands. For the longer term, even if the aforementioned Multi-Arc stock and debenture transactions are consummated, the Company's cash sources may not be sufficient, in which case a further restructuring of indebtedness to the UBC Lenders and Fleet Assignees will be required. Should the Company be unable to accomplish such a restructuring, there may be no alternative other than to enter into bankruptcy proceedings.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

           S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     February 2, 1995         By:   /s/ Michael S. Huber
                                   Michael S. Huber
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   and Treasurer

DATE:     February 2, 1995         By:   /s/ Walter N. Kreil, Jr.
                                   Walter N. Kreil, Jr.
                                   Vice President,
                                   Chief Accounting Officer,
                                   and Controller