Form 10-Q/A
period 1994-12-31
ANDAL CORP
filed 1995-05-11
CIK 70262

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

Registrant's telephone number, including area code
(212)
376-5545

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

                                   ANDAL CORP.

DATE:     May 11, 1995              By: /s/ Michael S. Huber
                                        Michael S. Huber
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer

DATE:     May 11, 1995              By: /s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Vice President,
                                        Chief Accounting Officer,
                                        and Controller

                EXHIBIT INDEX

EXHIBIT 27      FINANCIAL DATA SCHEDULE