Form 10-Q
period 1995-03-31
ANDAL CORP
filed 1995-05-11
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1995

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

     Indicate by check   whether the registrant:  (1) has filed all
reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes       No

The number of shares outstanding of the registrant's common stock as of April 30, 1995 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                ANDAL CORP. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET
                (In thousands of dollars)
ASSETS
                                   March 31,               September 30,
                                   1995                    1994
                                             (Unaudited)
Current assets:
  Cash                               $     448               $  1,143
  Accounts receivable                    4,122                  4,028
  Inventories                            1,647                  1,254
  Prepaid expenses                         528                    317
  Other current assets                     285                    216
     Total current assets                7,030                  6,958

Investments in affiliates                1,573                  1,235
Property and equipment                   9,648                  9,732
Loans due from Multi-Arc Inc. management 1,000                      0
Other assets                             2,428                  2,532
                                       $21,679                $20,457
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt$  1,421               $  1,425
  Current portion of debt due
     shareholders                        1,000                    750
  Accounts payable                       1,389                  1,764
  Other accrued expenses                 5,723                  5,834
     Total current liabilities           9,533                  9,773

Long-term debt                           7,381                  6,952
Debt due shareholders                    6,864                  7,364
Other deferred income                    2,056                  1,527
Convertible subordinated debentures      2,325                  1,825
Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 370,496
     issued                              7,410                  7,410
  Paid-in-capital                       31,625                 31,625
  Deficit                              (39,854)               (40,358)
  Less 40,637 common shares held in
     treasury, at cost                  (5,661)                (5,661)
       Total shareholders' equity
          (deficit)                     (6,480)                (6,984)
                                       $21,679                $20,457

      See accompanying notes to consolidated financial statements.

                      ANDAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands of dollars,
                        except per share amounts)

                              Three Months              Six Months
                                 Ended                    Ended
                               March 31,                March 31,
                              1995      1994           1995     1994
Operating revenues:
  Trade sales                 $8,284    $7,653         $14,721  $13,493
  Royalties and commissions      120       180             190      237
                               8,404     7,833          14,911   13,730
Operating costs and expenses:
  Cost of revenues             4,320     3,958           7,551    6,930
  Depreciation expense           469       564             978    1,125
  Selling, general, and
     admin. expenses           2,546     2,333           5,036    4,550
                               7,335     6,855          13,565   12,605

Income from operations         1,069       978           1,346    1,125

Other income (expense):
  Gain from initial public
        offering of
        Multi-Arc India Ltd.       0         0              85        0
  Investment and other
     income, net                  (5)        5             (10)      16
  Interest expense              (452)     (392)           (890)    (781)
                                (457)     (387)           (815)    (765)
Income (loss) from
  continuing operations
     before income taxes         612       591             531      360
(Provision) for income taxes     (17)        0             (17)       0
Income (loss) from continuing
  operations                     595       591             514      360
Income (loss) from discontinued
  operations                     101         0             (10)    (322)
Net income (loss)             $  696  $    591        $    504       38

Income (loss) per common share:
  Income (loss) from continuing
     operations                $1.80     $1.79           $1.56    $1.09
  Income (loss) from discontinued
     operations                  .31         0            (.03)    (.98)
  Net income (loss)            $2.11     $1.79           $1.53   $  .11

       See accompanying notes to consolidated financial statements.

                      ANDAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Unaudited and in thousands of dollars)
                                             Six Months Ended
                                                 March 31,
                                             1995       1994
Cash (used) provided by operating activities:
  Income (loss) from continuing operations
     before income taxes                     $   531    $   360
  Adjustments to reconcile income (loss) from
     continuing operations to net cash
     provided by operating activities:
          Depreciation                           978      1,125
     Amortization of patents, trademarks,
       and license rights                         93         96
     Deferred income accrued                       0         39
     Amortization of deferred income             (41)       (51)
     Gain from initial public offering of
       Multi-Arc India Ltd.                      (85)         0
     Other, net                                   16         10
     Cash (used) by discontinued operations      (23)       (44)
     Income taxes paid                           (83)        (7)
  Change in operating assets and liabilities:
     (Increase) decrease in
       accounts receivable                       (88)       594
     (Increase) in inventories                  (393)      (339)
     (Increase) in other current assets         (280)       (71)
     (Decrease) in accounts payable
       and accrued liabilities                  (407)      (122)
  Net cash provided by operating
     activities                                  218      1,590
Cash flows from financing activities:
  Proceeds from long-term debt                 1,200         27
  Loans to Multi-Arc management               (1,000)         0
  Proceeds from sale of common stock
     and debentures of Multi-Arc               1,000          0
  Deferred financing costs                       (59)         0
  Reductions of long-term debt                  (950)      (821)
  (Decrease) in debt due within one year         (75)       (64)
     Net cash provided (used) by
       financing activities                      116       (858)
Cash flows from investing activities:
  Gross additions to property
     and equipment                              (897)      (717)
  Reductions of (investment in) affiliates      (176)        97
  Other, net                                      44         23
     Net cash (used) by
     investing activities                     (1,029)      (597)
(Decrease) increase in cash                     (695)       135
Cash at beginning of period                    1,143        477
Cash at end of period                        $   448    $   612
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

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only source of operating cash flow, other than from the sale of capital assets, is its subsidiary, Multi-Arc Inc. ("Multi-Arc"). Pursuant to the terms of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, N. A., Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994 Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Fidelity Bank. Andal has also, in principle, agreed to an additional $3.5 million of stock sales and $3.5 million of Multi-Arc debenture issuances to Multi-Arc management and licensees, to be funded by independent sources, under the same terms and conditions, so long as such sales and issuances occur on or before June 15, 1995. There is no guarantee that the aforementioned transactions will, in fact, occur. Andal could also raise cash by making sales of the remaining stock it owns of Steve's Homemade Ice Cream, Inc., as market conditions permit.

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

(4)  Inventories are summarized as follows:

                                   March 31,           September 30,
                                     1995                1994
                                   (In thousands of dollars)
     Raw materials and supplies       $1,341                  $1,198
     Work-in-process                     306                      56
                                      $1,647                  $1,254

(5) Convertible subordinated debt at March 31, 1995 consists of $1,825,000 of Andal's 5 1/2% convertible subordinated debentures due in 1997 and $500,000 of Multi-Arc's 6% convertible subordinated debentures due in 2004.

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

(7)  See the Company's Form 10-Q report for the quarter ended
December 31, 1994 for information concerning the settlement of litigation between National States Electric Corp., an inactive subsidiary of the Company, and LFO Construction Corp.

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

     Consolidated operating revenues of $8.4 million and $14.9 million for the three months and six months ended March 31, 1995 were $570,000 and $1.2 million higher than the revenues for the comparable periods of the prior year. Operating revenues have improved over the prior year entirely as the result of an aggregate 10% growth in coating services revenue due to improved economic conditions in the United States, Canada, and, especially, the United Kingdom where revenues have grown 26%.

     Income (loss) from continuing operations before income taxes was $612,000 and $531,000 for the three months and six months ended March 31, 1995, compared with $591,000 and $360,000 in the comparable periods of the prior year. Income (loss) from continuing operations improved over the prior year as a result of increased gross profits, principally related to the higher revenues, in part offset by higher selling, general and administrative costs which primarily reflect increased personnel and commission costs.

     In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this sale.

     Interest expense has increased entirely as a result of higher interest rates as debt levels have been decreased.

     The income (loss) from discontinued operations in the 1995 periods includes $141,000 of income from settlement of a claim during the three months ended March 31, 1995, offset by legal expenses incurred relating to discontinued construction and real estate operations. The 1994 periods, in addition to legal expenses, include $200,000 of expense for settlement of a litigation.

                     LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended March 31, 1995, cash decreased by $695,000. This decrease was accounted for by funds used for investing activities of $1,029,000, principally for capital expenditures of $897,000, offset by cash provided by operating activities of $218,000 and by cash provided by financing activities of $116,000. Cash used by operating activities includes cash used by discontinued operations of $164,000 for legal expenses of the Company's discontinued construction and real estate operations and includes $141,000 of cash received from the settlement of a claim.
The Company's operating cash flow continues to reflect a high level of non-cash charges for depreciation and amortization. Operating activities also includes $673,000 of cash used to decrease accounts payable and accrued liabilities which was primarily related to seasonal payments of additional payroll and year-end bonus and profit sharing at Multi-Arc as well as a reduction of trade payables.

     Financing activities include $1.2 million of new debt borrowed by Multi-Arc under its revolving credit facility with First
Fidelity Bank, N. A. of which $1 million was used to finance the loans to management (see Note 2) and the balance for working capital purposes. During the six months ended March 31, 1995, $1,025,000 of borrowed funds were repaid.

     The Company's only source of operating cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994, Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Fidelity Bank. Andal has also, in principle, agreed to an additional $3.5 million of stock sales and $3.5 million of Multi-Arc debenture issuances to Multi-Arc management and licensees, to be funded by independent sources, under the same terms and conditions, so long as such sales and issuances occur on or before June 15, 1995. There is no guarantee that the aforementioned transactions will, in fact, occur. Andal could also raise cash by making sales of the remaining Steve's stock it owns, as market conditions permit.

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

PART II.     OTHER INFORMATION
ITEM 3.      EXHIBITS AND REPORT ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                              EXHIBIT INDEX


Exhibit 27                    Financial Data Schedule

S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ANDAL CORP.

DATE:     May 8, 1995                   By:/s/ Michael S. Huber
                                        Michael S. Huber
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer

DATE:     May 8, 1995                   By:/s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Vice President,
                                        Chief Accounting Officer,
                                        and Controller