Form 10-Q
period 1995-06-30
ANDAL CORP
filed 1995-08-10
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                           FORM 10-Q
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  June 30, 1995
                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from               to

               Commission file number  1-6856

                          ANDAL CORP.
     (Exact name of registrant as specified in its charter)

New York 13-2571394 (State or other jurisdiction of incorporation or organization)(IRS Emp. ID no.)

909 Third Avenue, New York, New York              10022
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code (212) 376-5545

                         Not Applicable
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

The number of shares outstanding of the registrant's common stock as of July 31, 1995 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars)
ASSETS
                                              June 30,           September 30,
                                                1995                 1994
                                                       (Unaudited)
Current assets:
  Cash                                      $    393               $  1,143
  Accounts receivable                          4,321                  4,028
  Inventories                                  1,507                  1,254
  Other current assets                           758                    533
     Total current assets                      6,979                  6,958
Investments in affiliates                      1,565                  1,235
Property and equipment                         9,590                  9,732
Loans due from Multi-Arc Inc. management       1,000                      0
Other assets                                   1,501                  2,532
                                             $20,635                $20,457
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt      $  1,394               $  1,425
  Current portion of debt due
     shareholders                              1,000                    750
  Accounts payable                             1,142                  1,764
  Other accrued expenses                       4,567                  5,834
     Total current liabilities                 8,103                  9,773

Long-term debt                                 7,329                  6,952
Debt due shareholders                          6,614                  7,364
Other deferred income                            978                  1,527
Convertible subordinated debentures            2,575                  1,825
Minority interest in Multi-Arc Inc.              243                      0

Shareholders' equity:
  Common shares, par value $20
     per share, 1,500,000 authorized
     and 370,496 issued                        7,410                  7,410
  Paid-in-capital                             31,625                 31,625
  Deficit                                    (38,581)               (40,358)
  Less 40,637 common shares held in
     treasury, at cost                        (5,661)                (5,661)
       Total shareholders' equity
       (deficit)                              (5,207)                (6,984)
                                             $20,635                $20,457

  See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)
                                          Three Months         Nine Months
                                              Ended               Ended
                                             June 30,            June 30,
                                          1995     1994       1995     1994
Operating revenues:
  Trade sales                           $7,679   $6,851    $22,400  $20,344
  Royalties and commissions                 74       91        264      328
                                         7,753    6,942     22,664   20,672
Operating costs and expenses:
  Cost of revenues                       4,122    3,343     11,673   10,273
  Depreciation expense                     472      563      1,450    1,688
  Selling, general, and
          admin. expenses                2,617    2,535      7,653    7,085
                                         7,211    6,441     20,776   19,046
Income from operations                     542      501      1,888    1,626
Other income (expense):
  Gain on sale of minority interest
  in Multi-Arc Inc.                        188        0        188        0
  Minority interest in net income
  of Multi-Arc Inc.                        (31)       0        (59)       0
  Gain from initial public offering of
  Multi-Arc India Ltd.                       0        0         85        0
  Investment and other
  income, net                                3       14         21       30
  Interest expense                        (445)    (404)    (1,335)  (1,185)
                                          (285)    (390)    (1,100)  (1,155)
Income from continuing operations
  before income taxes                      257      111        788      471
(Provision) for income taxes               (16)       0        (33)       0
Income from continuing
  operations                               241      111        755      471
Income (loss) from discontinued
  operations                             1,032      (20)     1,022     (342)
Net income                              $1,273   $   91    $ 1,777   $  129
Income (loss) per common share:
  Income from continuing operations     $  .73    $ .34      $2.29   $ 1.43
  Income (loss) from
  discontinued operations                 3.13     (.06)      3.10    (1.04)
  Net income                             $3.86    $ .28      $5.39   $  .39
   See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                       Nine Months Ended
                                                          June 30,
                                                       1995         1994
Cash provided by operating activities:
  Income from continuing operations
     before income taxes                             $  788      $   471
  Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
     Depreciation                                     1,450        1,688
     Gain on sale of minority interest in
       Multi-Arc Inc.                                  (188)           0
     Minority interest in net income of
       Multi-Arc Inc.                                    59            0
     Amortization of patents, trademarks,
       and license rights                               152          134
     Deferred income accrued                              0           39
     Amortization of deferred income                    (63)         (66)
     Gain from initial public offering of
       Multi-Arc India Ltd.                             (85)           0
     Cash (used) by discontinued operations             (32)        (110)
     Income taxes paid                                 (116)          (6)
     Other, net                                          49           30
  Change in operating assets and liabilities:
     (Increase) decrease in
     accounts receivable                               (306)         882
     (Increase) in inventories                         (253)        (785)
     (Increase) in other current assets                (225)          (1)
     (Decrease) in accounts payable
       and accrued liabilities                         (704)         (10)
  Net cash provided by operating
     activities                                         526        2,266
Cash flows from financing activities:
  Proceeds from long-term debt                        1,500           77
  Loans to Multi-Arc management                      (1,000)           0
  Proceeds from sale of common stock in
     and debentures of Multi-Arc Inc.                 1,500            0
  Deferred financing costs                             (107)           0
  Reductions of long-term debt                       (1,552)      (1,217)
  (Decrease) in debt due within one year               (102)        (164)
     Net cash provided (used) by
       financing activities                             239       (1,304)
Cash flows from investing activities:
  Gross additions to property
     and equipment                                   (1,312)        (978)
  Reductions of (investment in)
     affiliates                                        (168)         132
  Other, net                                            (35)         (34)
     Net cash (used) by investing
     activities                                      (1,515)        (880)
(Decrease) increase in cash                            (750)          82
Cash at beginning of period                           1,143          477
Cash at end of period                                $  393     $    559
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

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only source of operating cash flow, other than from the sale of capital assets, is its subsidiary, Multi-Arc Inc. ("Multi-Arc"). Pursuant to the terms of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, N. A., Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994 and June 1995 Andal sold, for an aggregate of $750,000, approximately 3.7% of the common stock of Multi-Arc to Multi-Arc's management (see Note 3) and certain other investors; and Multi-Arc issued $750,000 of convertible subordinated debentures (convertible into approximately 3% of Multi-Arc common stock) to such management and certain other investors, the proceeds of which were remitted to Andal as a return of capital. Certain additional investors have indicated a willingness to purchase an additional $1,500,000 aggregate amount of Multi-Arc common stock and debentures. However, there can be no guarantee that such additional sales will, in fact, occur. Andal could also raise cash by making sales of the remaining stock it owns of Steve's Homemade Ice Cream, Inc., as market conditions permit.

     In accordance with the terms of the $2,043,203 loan outstanding between the Company and certain of its directors and a stockholder who was formerly a director, the Company is obligated to prepay the loan to the extent that it receives cash from the sale of any of its capital assets or distributions from its subsidiaries, including the aforementioned Multi-Arc stock and debenture sales. The lenders have agreed to waive such requirement with respect to $500,000 of cash received by the Company from such transactions during the period June 1, 1995 through December 31, 1995, in return for which the Company has agreed to an increase in the interest rate on the loan from the prime rate of interest to 1% above the prime rate.

     In addition to its regular operating cash needs, Andal may also require cash to fund litigation costs related to its discontinued operations and/or to make payments to creditors who have yet to make payment demands. For the longer term, even if the aforementioned additional Multi-Arc stock and debenture transactions are consummated, the Company's cash sources may not be sufficient, in which case a further restructuring of its indebtedness to its shareholders will be required. Should the Company be unable to accomplish such a restructuring, there may be no alternative other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(2) The Company, through a wholly-owned subsidiary, owns an option to purchase a parcel of real estate located on 61st Street and First Avenue in New York City (the "Option"), which Option has been carried on the books of the Company at nil value for many years. The Option grants the Company, through a wholly-owned subsidiary, the right to purchase the real estate for approximately $3 million in cash and is exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. The Option expires 91 (ninety-one) days after the Company has been given formal notice of such death by the Optionor. The Company is aware that such death occurred in June 1995 but has yet to receive the formal notice required to begin the 91-day exercise period. The Optionor has informed the Company that its present intention is not to issue such notice until late in 1995 or in calendar year 1996.

     In 1990, the Company borrowed an aggregate of $5 million from Messrs. Alan
N. Cohen, President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "UBC Lenders"). The loan was and is secured by a pledge of the capital stock of the subsidiary which owns the Option.

     As of June 30, 1995, the principal balance of the loan, after adjustment for a restructuring of the loan in 1992, is $5,571,285 which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full. In addition, the loan is required to be prepaid in the event of a sale of the Company's interest in the Option. Under the terms of the loan, the Company is obligated to exercise the Option within 45 days of its expiration and to make the required $3 million purchase price payment within 15 days after exercise.

     The Company does not have the $3 million of cash that will be required to exercise the Option, and it does not believe that it will be able to raise such a sum through borrowings from unrelated parties or through the sale of assets other than the Option. In addition, there can be no assurance that a sale of the Option could be made prior to the time that the Option will be required to be exercised. Accordingly, the Company's failure to exercise the Option and to pay the $3 million purchase price will result in an event of default under the loan, which will give the UBC lenders the right to exercise the Option on the Company's behalf and to declare the loan immediately due and payable, including all sums advanced by the UBC Lenders in exercising the Option. In addition, the UBC Lenders will have all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the real estate acquired by exercise of the Option.

(3) In December 1994, Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to its management by Multi-arc using Multi-Arc's revolving credit facility with First Fidelity Bank. Because of the non-recourse nature of the loans to management, the gain on the sale of Multi-Arc common stock of approximately $378,000 has been deferred until such time as the management loans are repaid.

(4) In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this sale.

(5)  Inventories are summarized as follows:

                                   June 30,                 September 30,
                                     1995                     1994
                                        (In thousands of dollars)

     Raw materials and supplies    $1,425                      $1,198
     Work-in-process                   82                          56
                                   $1,507                      $1,254

(6) Convertible subordinated debt at June 30, 1995 consists of $1,825,000 of Andal's 5 1/2% convertible subordinated debentures due in 1997 and $750,000 of Multi-Arc's 6% convertible subordinated debentures due in 2004.

(7) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     On June 30, 1995, an appeals tribunal dismissed a claim against the Company by a local taxing authority for income taxes relating to certain of its discontinued operations. Income from discontinued operations for the three months ended June 30, 1995 includes the reversal of a reserve for income taxes, plus accrued interest, in the aggregate amount of $996,000.

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

(8) See the Company's Form 10-Q report for the quarter ended December 31, 1994 for information concerning the settlement of litigation between National States Electric Corp., an inactive subsidiary of the Company, and LFO Construction Corp.

     The Company is aware of certain other lawsuits and claims which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, through its subsidiary, Multi-Arc Inc. ("Multi-Arc"), is engaged in surface enhancement, the business of coating materials, primarily metals. Multi-Arc is also engaged in the design, manufacture, assembly, and sale of proprietary coating equipment systems.

     Consolidated operating revenues of $7.8 million and $22.7 million for the three months and nine months ended June 30, 1995 were $811,000 and $2.0 million higher than the revenues for the comparable periods of the prior year. Operating revenues have improved over the prior year principally as the result of an aggregate 8% (approximately $1.5 million) growth in coating services revenue due to improved economic conditions in the United States, Canada, and, especially, the United Kingdom where revenues have grown 27%. For the nine months, sales of proprietary equipment increased $561,000 entirely due to export sales.

     Income from continuing operations before income taxes was $257,000 and $788,000 for the three months and nine months ended June 30, 1995, compared with $111,000 and $471,000 in the comparable periods of the prior year. Income from operations improved over the prior year as a result of increased gross profits, principally related to the higher revenues, in part offset by higher selling, general and administrative costs which primarily reflect increased personnel and commission costs.

     In June 1995, Andal sold, for an aggregate $250,000, approximately 1.2% of the common stock of Multi-Arc to certain investors; and Multi-Arc issued $250,000 of convertible subordinated debentures (convertible into approximately 1% of Multi-Arc common stock) to such investors, the proceeds of which were remitted to Andal as a return of capital. The Company recognized a gain of $188,000 on this transaction. In addition, the Company recorded a charge of $59,000 related to that portion of Multi-Arc's net income attributable to the new investors.

     In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this sale.

     Interest expense has increased entirely as a result of higher interest rates as debt levels have been decreased.

     On June 30, 1995, an appeals tribunal dismissed a claim against the Company by a local taxing authority for income taxes relating to certain of its discontinued operations. Income from discontinued operations for the three months ended June 30, 1995 includes the reversal of a reserve for income taxes, plus accrued interest, in the aggregate amount of $996,000. Also, in June 1995, the Company recorded $53,000 of income related to the partial recovery of a note receivable. The income from discontinued operations in the 1995 periods includes $141,000 of income from settlement of a claim, offset by legal expenses incurred The 1994 periods, in addition to legal expenses, include $200,000 of expense for settlement of a litigation.

                LIQUIDITY AND CAPITAL RESOURCES

               During the nine months ended June 30, 1995, cash decreased by $750,000. This decrease was accounted for by funds used for investing activities of $1,515,000, principally for capital expenditures of $1,312,000 and investments in foreign joint ventures of $168,000, offset by cash provided by operating activities of $526,000 and by cash provided by financing activities of $239,000. Cash provided by operating activities includes cash used by discontinued operations of $32,000 for $273,000 of legal expenses, offset by $141,000 of cash received from the settlement of a claim and $100,000 collected on the partial recovery of a note receivable. Higher receivables, inventories, and other current assets used an aggregate of $784,000 of cash due to higher sales volume and seasonal effects. Operating activities also includes $704,000 of cash used to decrease accounts payable and accrued liabilities which was primarily related to seasonal payments of additional payroll and year-end bonus and profit sharing at Multi-Arc as well as a reduction of trade payables, principally legal expenses. The Company's operating cash flow continues to reflect a high level of non-cash charges for depreciation and amortization.

     Financing activities include $1.5 million of new debt borrowed by Multi-Arc under its revolving credit facility with First Fidelity Bank, N. A. of which $1 million was used to finance the loans to management (see Note 3) and the balance for working capital purposes. During the nine months ended June 30, 1995, $1,657,000 of borrowed funds were repaid.

     The Company's only source of operating cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted. Andal's fiscal 1995 operating cash needs, including cash required for debt service, are anticipated to aggregate approximately $3.3 million. To partially make up the shortfall, in December 1994 and June 1995, Andal sold, for an aggregate $750,000, approximately 3.7% of the common stock of Multi-Arc to Multi-Arc's management (see Note 3) and certain other investors; and Multi-Arc issued $750,000 of convertible subordinated debentures (convertible into approximately 3% of Multi-Arc common stock) to such management and certain other investors, the proceeds of which were remitted to Andal as a return of capital. Certain additional investors have indicated a willingness to purchase an additional $1,500,000 aggregate amount of Multi-Arc common stock and debentures. However, there can be no guarantee that such additional sales will, in fact, occur. Andal could also raise cash by making sales of the remaining Steve's stock it owns, as market conditions permit.

     In accordance with the terms of the $2,043,203 loan outstanding between the Company and certain of its directors and a stockholder who was formerly a director, the Company is obligated to prepay the loan to the extent that it receives cash from the sale of any of its capital assets or distributions from its subsidiaries, including the aforementioned Multi-Arc stock and debenture sales. The lenders have agreed to waive such requirement with respect to $500,000 of cash received by the Company from such transactions during the period June 1, 1995 through December 31, 1995, in return for which the Company has agreed to an increase in the interest rate on the loan from the prime rate of interest to 1% above the prime rate.

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

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     August 1, 1995           By:  /s/ Michael S. Huber
                                        Michael S. Huber
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer

DATE:     August 1, 1995           By:   /s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Vice President,
                                        Chief Accounting Officer,
                                        and Controller