Form 10-K
period 1995-09-30
ANDAL CORP
filed 1996-01-16
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-K
(MARK ONE)

x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  September 30, 1995
                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

     Commission file number  1-6856

                          ANDAL CORP.

     (Exact name of registrant as specified in its charter)

New York                                                       13-2571394
(State or other jurisdiction of incorporation or organization)(I. R. S. employer ID no.)

909 Third Avenue, New York, New York                        10022
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code (212) 376-5545

Securities registered pursuant to section 12(b) of the Act:

                              None

                        (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                          Name of each exchange on
                                   which registered

Common Stock, $1.00 par value                           None

5 1/2% Convertible Subordinated Debentures due 1997     None


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

     Non-affiliates of the Registrant hold approximately 36% of the Registrant's common stock. There is currently no established trading market for such stock. See Item 5 within.

     As of December 29, 1995, the number of outstanding shares of Registrant's Common Stock was 329,859 shares.
PART I

Item 1.   Business

GENERAL

     Andal Corp. (the "Company" or "Andal"), through its Multi-Arc Inc. subsidiary ("Multi-Arc"), is engaged in surface enhancement which is the utilization of advanced technologies to apply thin-film coatings of various metals, metal compounds, and other substances to base materials to enhance their hardness, wear and corrosion resistance, lubricity, and appearance. Multi-Arc owns and operates seven coating centers in the United States, one in Canada, and one in England, and has royalty or equity interests or to which it licenses technology in 25 coating centers in Europe, Japan, India, Korea, Taiwan, Singapore, People's Republic of China, Brazil, and Argentina. These centers offer coating services on a fee basis to manufacturers and end-users of industrial tools, components, and other products. Multi-Arc also engages in the design, manufacture, assembly, and sale of proprietary coating equipment systems to manufacturers and large volume end-users of tools, consumer products, and other products that benefit from surface enhancement, as well as to its own joint venture coating centers. See Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Report for certain segment information, including revenues, operating profit (loss) and identifiable assets, and other information about foreign operations of the Company for each of the three years in the period ending September 30, 1995.

UBC Option

     The Company, through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp."), owns an option (the "Option") to purchase a parcel of real estate (the "UBC Property") located on 61st Street and First Avenue in New York City, which Option has been carried on the books of the Company at nil value for many years. The Option grants the Company the right to purchase the UBC Property for approximately $3 million in cash and is exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. The Option expires 91 (ninety-one) days after the Company has been given formal notice of such death by the Optionor (the "Option Notice"). The Company was given formal notice of such death on September 22, 1995. The Company does not have the $3 million of cash that is required to exercise the Option, and it does not believe it will be able to raise such a sum through borrowings from unrelated parties or through the sale of assets other than the Option. However, under the terms of the loan described below, the Company is obligated to exercise the Option. Accordingly, on October 13, 1995 the Company gave the Optionor formal notice of its election to exercise the Option; and the parties have agreed that the transaction must be closed on or before February 27, 1996.

     The capital stock of UBC Corp. was pledged as security for a $5 million loan, hereafter referred to as the "UBC Loan," made to the Company in 1990 by Alan N. Cohen, President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "UBC Lenders").

     As of September 30, 1995, the principal balance of the loan, after adjustment for a restructuring which occurred in 1992, is $5,571,285 which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full.

     The capital stock of UBC Corp. also serves as security (second lien) for a $2,043,000 loan (hereafter referred to as the "Fleet Assignee Loan") outstanding as of September 30, 1995 ($1,793,000 as of December 29, 1995) between the Company and certain of its directors and a stockholder who was formerly a director.

     The Company's failure to pay the $3 million purchase price for the UBC Property will result in an event of default under the UBC Loan, which will give the UBC Lenders the right to exercise the Option on the Company's behalf and to declare the loan immediately due and payable, including all sums advanced by the UBC Lenders in exercising the Option. In addition, the UBC Lenders will have all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the UBC Property acquired by exercise of the Option. Default under the UBC Loan will also result in default under the Fleet Assignee Loan.

     Until January 1995, the Company had been under contract to sell the Option to an unrelated real estate developer, who had contracted to purchase the Option in 1984. The developer was unable to obtain financing to consummate the purchase; and, as a result, the Company terminated the contract. Upon termination of the contract, the Company has attempted to sell the Option to various other parties. In addition, after the Company received the Option Notice from the Optionor, the Company made contact with several brokers, which brokers have not been able to identify a buyer. To date, the Company has not received a bona fide offer from a third party for the Option.

     The UBC Lenders have expressed an interest in acquiring the UBC Property in satisfaction of the amount outstanding on the UBC Loan. In that event, the Company would no longer be obligated with respect to the $3 million purchase price obligation due on the UBC Option exercise.

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures (see "Sale of Minority Interest in Multi-Arc Inc." included elsewhere in this Report). After discussion, the Board members who are not UBC Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the UBC Property, following which such Board members would seek to negotiate a transaction with the UBC Lenders taking into account, in addition to the appraisal, all material circumstances relating to the UBC Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option will expire worthless.

     On November 21, 1995, the Company received a report from the independent appraiser it had retained which concluded that the range for the market value of the UBC Property was between $9.9 million and $11.9 million (before deducting the $3 million that would have to be paid to exercise the Option), depending on the ultimate cost of complying with zoning restrictions and other costs that would be incurred in the development of the UBC Property. The appraiser's conclusion was based on a number of assumptions, including the assumption that a sale would occur after a reasonable exposure in a competitive market under all conditions requisite for a fair sale, with the buyer and seller acting prudently, knowledgeably, for self-interest, and not under undue duress.

     The members of the Company's Board of Directors who are not UBC Lenders and the UBC Lenders are each considering the results of the appraisal. The Company expects that formal negotiations between the Company and the UBC Lenders will commence in early January 1996.

Sale of Minority Interest in Multi-Arc Inc.

     In December 1994, Andal sold, for $500,000, approximately 2-1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to the management by Multi-Arc utilizing Multi-Arc's revolving credit facility with First Fidelity Bank. Because of the non-recourse nature of the loans, the gain of approximately $396,000 on the sale of the Multi-Arc common stock to its management has been deferred until such time as the management loans are repaid.

     In June and September 1995, Andal sold, for $1,010,000, approximately 4.9% of the common stock of Multi-Arc to certain foreign licensees and other investors; and Multi-Arc sold to such licensees and other investors $1,010,000 of convertible subordinated debentures (convertible into approximately 3.8% of Multi-Arc common stock), the cash proceeds of which were remitted to Andal as a return of capital. These debentures bear interest at 6% and are payable on December 15, 2004. Approximately $450,000 of the proceeds of the common stock sold, and $450,000 principal amount of the debentures sold are evidenced by a promissory note which requires monthly principal payments over three years, plus interest at 6% per annum. An additional $153,000 of common stock and $153,000 principal amount of the debentures were sold on open account. The gain on these sales of Multi-Arc common stock was $800,000, of which $452,000 was deferred and will be recognized as the amounts are collected.

     The Company had agreed, in principal, to a total $3.5 million in stock sales and $3.5 million of Multi-Arc debenture issuances to its foreign licensees and other investors. However, the offer was not fully subscribed; and the unsubscribed portion of the offer has been withdrawn.

Other

     In November 1994, Multi-Arc India Ltd. ("India") completed an initial public offering and was listed on the Bombay Stock Exchange which reduced the Company's interest in India from 40% to 21%. Andal recorded a pretax gain of $85,000 as a result of this transaction.

     On June 30, 1995, an appeals tribunal dismissed a claim against the Company by a local taxing authority for income taxes relating to certain of its discontinued operations. Income from discontinued operations for the year ended September 30, 1995 includes the reversal of a reserve for income taxes, plus accrued interest, in the aggregate amount of $996,000.

     In September 1995, the Company refinanced the debt of its subsidiary, Multi-Arc (UK) Ltd., with First Fidelity Bank N. A. The new credit facilities consist of a five-year term loan in the principal amount of Pounds Sterling1,500,000 repayable in quarterly installments of Pounds Sterling54,000 commencing in December 1995 and a final installment of Pounds Sterling474,000 due in September 2000. Proceeds of the term loan were used to repay outstanding indebtedness to Siemens Financial Services and the Bank of Scotland, to advance an inter-corporate loan to Multi-Arc Inc., and for acquisition of new equipment. In addition to the term loan, First Fidelity has extended a Pounds Sterling250,000 overdraft facility for working capital purposes.

     The Company currently owns 352,700 shares, or approximately 3% of the outstanding Class A common stock of Integrated Brands Inc., formerly named Steve's Homemade Ice Cream, Inc. ("Integrated"), a company which markets, distributes, and sells a variety of branded frozen dessert products and franchises ice cream parlors, dip shops, and family-style restaurants throughout the United States and certain foreign countries.

     The Company was incorporated in New York in 1966 and maintains its
principal executive offices at 909 Third Avenue, New York, New York   10022.
Its telephone number is (212) 376-5545.

SURFACE ENHANCEMENT

     Surface enhancement is the exploitation of a variety of technological processes to produce new or changed surface properties of materials by the deposition of thin films only microns thick (a micron is one millionth of a meter).

     The electric arc technology utilized by Multi-Arc in its Physical Vapor Deposition ("PVD") process (ION BONDR) was originally developed in the Soviet Union, and Multi-Arc acquired a patent and know-how license from the former U.
S. S. R. in 1979. Multi-Arc also employs a Chemical Vapor Deposition ("CVD") process.

     Multi-Arc first introduced the ION BONDR process on a commercial basis in the United States in 1981 and has continually improved and enhanced the original technology. Initially, the principal application of the ION BONDR process was the coating of metal cutting tools, such as drills, used in metal-working industries to increase the useful life and productivity of such tools. However, Multi-Arc has been successful in developing additional commercial applications for its processes, including the coating of metal forming tools, such as dies, molds and punches, jewelry, carbide inserts, plastic injection molds and screws, and medical instruments and implants. Multi-Arc has also effected improvements in CVD technology which it employs for the coating of steel and carbide aterials.

     Multi-Arc derives revenues from (i) the nine coating centers owned and operated by Multi-Arc located in the United States, Canada, and England, and the 5 coating centers in which it has varying royalty or equity interests or to which it licenses technology located in Europe, Japan, India, Korea, Taiwan, Singapore, People's Republic of China, Brazil, and Argentina, all of which coating centers perform coating services on a fee basis; (ii) the design, manufacture, assembly, and sale of proprietary coating equipment systems to coating centers and to manufacturers of, and large volume end-users of, tools and other industrial products, such as component parts requiring a high degree of wear resistance; (iii) royalties paid by system purchasers for licenses to use the coating technology which the systems employ; and (iv) research and development contracts.

Sales and Marketing

     Multi-Arc's coating systems and services are marketed throughout the United States by its own sales personnel, through independent sales representatives, and through the use of direct marketing catalogues and the display of its products at trade shows. Sales personnel at each of the coating centers are involved in marketing the services performed at such centers.

Competition

     There are several manufacturers in the United States, Europe, and Japan which produce coating equipment utilizing a PVD process; and Multi-Arc anticipates that additional PVD technologies will be developed as the surface enhancement industry develops. Moreover, there are numerous manufacturers of CVD equipment which compete with the CVD systems manufactured by Multi-Arc, as well as with its PVD systems in certain applications. There are also several technologies other than the PVD and CVD processes, some of which involve surface enhancement, which are currently being used by numerous other firms to extend the useful lives and productivity of metal-cutting tools and other items.

     Although there are several companies which operate coating centers in the United States that utilize PVD or CVD technology, only one is a significant national and international competitor of the Company. The Company also competes with numerous coating centers in the United States that employ technologies other than PVD and CVD.

     The Company competes in the manufacture of coating systems primarily on the basis of quality and technical innovation, as well as price. In the operating of coating centers, quality, price, and service are the principal competitive factors.

Backlog

     The approximate dollar amount of Multi-Arc's backlog of coating systems, ancillary equipment, and coating services orders at September 30, 1995 and 1994 was $390,000 and $1,707,000, respectively. The decline in backlog is due to the timing of equipment sales. The Company believes that all of its backlog orders at September 30, 1995 will be shipped within the Company's current fiscal year.

Patents and Trademarks

     Multi-Arc has been issued a number of patents. Although the Company considers these patent rights to be significant, it believes that its competitive position and its continued operations are more dependent on its technical knowledge, its processes, and its research and development programs, than on patent protection. The Company intends to continue to apply for patent protection with respect to new inventions in order to protect its competitive position. The Company has registered several trademarks, the principal ones being "Multi-ArcR" and "ION BONDR". Although these trademarks afford Multi-Arc a degree of recognition in the industry and are valuable assets, the Company does not regard them as material to its overall business.

Research and Development

     Multi-Arc is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures have been expensed as incurred and amounted to $1,628,000, $1,400,000, and $1,222,000 for fiscal 1995, 1994, and 1993, respectively. In addition, the Company has research and development agreements with several licensees pursuant to which each company makes known to the others the results of research undertaken by it in the field of surface enhancement.

Environmental Considerations

     Compliance with Federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position.

Employees

     As of September 30, 1995, Multi-Arc employed approximately 325 persons, none of whom are covered by collective bargaining agreements. Multi-Arc believes that its relationship with its employees is good.
Item 2.   Properties

     The Company's executive office is located in approximately 3,800 square feet of leased space at 909 Third Avenue, New York, New York.

     Multi-Arc's administrative offices and Northeast Coating Center are located in a 20,400 square foot building located in Rockaway, New Jersey. The building, which the Company has an option to purchase, at market value, leases for a base rent of $226,900 per year. The seven other coating centers which are owned and operated by the Company in the United States and Canada occupy leased facilities containing an aggregate of approximately 88,000 square feet, at an aggregate annual rental of approximately $605,000. In addition, the Company leases a 25,000 square foot coating facility in the United Kingdom for Pounds Sterling32,250 (approximately $51,000) per year.

     All of the foregoing facilities are suitably equipped and adequate for their current use.

Item 3.   Legal Proceedings

     In August 1982, National States Electric Corp. ("NSEC"), a subsidiary of the Company then engaged in the electrical contracting business, commenced an action in the New York Supreme Court, County of New York, against LFO Construction Company ("LFO") for breach of contract. The action arose out of a subcontract agreement between NSEC and LFO in connection with a New York City construction project for which LFO served as construction manager. LFO, in response, asserted various counterclaims and set-offs against NSEC; and, in October 1982, LFO and two other parties commenced an action in the same court against NSEC, the Company, and Andrew J. Frankel, Chairman of the Board of the Company, in which the plaintiffs essentially realleged the counterclaims and set-offs. These actions were tried in October 1992. The court dismissed the claims against the Company and Mr. Frankel on the merits and with prejudice; but the jury returned a verdict against NSEC for approximately $3.8 million, including interest and costs; and a judgement was entered on the verdict in November 1992. LFO and its associates appealed from that part of the judgement which dismissed the action against the Company and Mr. Frankel. NSEC, in turn, appealed from the judgement against it. In April 1994, the Appellate Division affirmed the dismissal of the claims against the Company and Mr. Frankel. In addition, the Court struck the award for damages against NSEC and remanded the matter to the trial court for a new trial as to damages. In January 1995, NSEC settled the issue of damages with LFO by assigning to LFO its only asset which consisted of a claim it had against the New York City Transit Authority for work it performed for the Authority many years ago. The claim has been carried on the books of NSEC at no value; and, accordingly, the settlement did not result in any loss to the Company.

     The Company, as successor to Circle Industries Corp. ("Circle"), its former subsidiary engaged in the installation of flooring, is a defendant in an action before the Supreme Court, New York County, commenced in May 1983 by Manhattan Plaza Associates against Circle and others alleging negligent installation of flooring and installation of defective flooring resulting in damages allegedly in excess of $5 million. The Company has filed an answer denying liability, asserting defenses and cross-claiming against Masonite Corporation, the manufacturer of the flooring. In June 1994, a similar action against the Company was settled for a cash payment by the Company of approximately $100,000. The Company cannot determine what effect the outcome of the aforementioned legal proceeding will have on the Company's financial position, results of operations, or liquidity. No liability has been accrued for this matter, as it is not considered probable that a liability has been incurred.

     The Company is aware of various other lawsuits, claims, and administrative roceedings which are pending involving it and its subsidiaries.

     In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                 PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters

     Although the Company's common stock is listed on the NASD OTC Bulletin Board, transactions in and quotations of the stock have been limited and sporadic and, in the Company's opinion, do not constitute an established public trading market. The following table sets forth the range of high and low bid prices per share of the common stock as reported by the Pink Sheets and the NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual prices.

                                        BID PRICES
                                            High           Low
          FISCAL 1995

          First Quarter                    $2.50               $2.00
          Second Quarter                   $2.25               $2.25
          Third Quarter                    $2.25               $2.25
          Fourth Quarter                   $2.25               $2.25

          FISCAL 1994

          First Quarter                    $2.00               $2.00
          Second Quarter                   $2.00               $2.00
          Third Quarter                    $3.00               $2.00
          Fourth Quarter                   $3.00               $2.00

     As of December 29, 1995, the number of registered holders of the Company's common stock was 1,145.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying such dividends in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data as of the fiscal year-end of each respective year and for the year then ended:

                                              September 30,
                              1995      1994      1993       1992      1991
                          (Thousands of dollars, except per share amounts)

Operating revenues         $30,383   $27,077   $24,887    $20,834   $41,892
Inc. (loss) from operations  2,414     1,627       832     (1,048)   (1,926)
Income (loss) from continuing

   operations                  879      (771)     (433)    (2,733)  (21,865)
Income (loss) from
   discontinued operations   1,007      (350)     (527)    (2,067)   (2,000)
Net income (loss)            1,886    (1,121)     (960)    (4,800)  (23,865)
Income (loss) per share from

  continuing operations       2.67     (2.34)    (1.31)     (8.29)   (66.29)
Net income (loss) per share   5.72     (3.40)    (2.91)    (14.55)   (72.35)
Average number of common shares

   outstanding (000)           330       330       330        330       330
Total assets               $23,625   $20,457   $23,475    $24,282   $29,544
Long-term obligations (excluding

   current maturities)      17,585    16,141    18,721     20,398     7,715
Shareholders' equity
   (deficit)                (5,098)   (6,984)   (5,863)    (4,903)     (103)
Book value (deficit) per share at

   year end                 (15.46)   (21.17)   (17.77)    (14.86)    (0.31)

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," Notes 1, 12, and 13 of the Notes to Consolidated Financial Statements, and Report of Independent Auditors regarding the basis of presentation of this financial data.

     See Note 5 of the Notes to Consolidated Financial Statements for a description of the income (loss) from discontinued operations recorded in 1995, 1994, and 1993. The loss from discontinued operations in 1992 relates to a $1,852,000 loss on disposal of the Company's investment in preferred stock, common stock, and promissory notes due from Olsher Metals Corporation ("OMC") and a $215,000 loss for the Company's equity share of OMC's loss for
1992.   The loss from discontinued operations for 1991 consists of a provision of $640,000 for expected losses on discontinued construction operations and $1,360,000 resulting principally from a judgement against the Company relating to its discontinued flooring installation business.

     In September 1991, after an evaluation of its investment in Multi-Arc, giving consideration to its historical operating performance and general economic conditions, particularly in the automobile industry, the Company recorded a write-off of the balance of its goodwill in the amount of $16,781,000.

     On June 18, 1991, the Company completed the sale of substantially all of the assets and liabilities of its wholly-owned subsidiary, Salem Tube, Inc. ("Salem"). The sales price included a $700,000 subordinated promissory note due in equal quarterly installments beginning on September 30, 1994. The selling price of the net assets of Salem was approximately $700,000 in excess of Andal's carrying value at June 18, 1991. This gain was deferred and was to be recognized as the subordinated note payments were received. On August 4, 1994, the purchaser of Salem filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. In June 1995, the Bankruptcy Court approved Salem's Plan of Reorganization. Under the Plan, Andal received $100,000 in June 1995, is scheduled to receive $50,000 in December 1995, and may receive another $70,000 at an unspecified time in the future, depending on the recovery of certain preference payments. All recoveries have been and will be, when and if received, credited to discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     1995 vs. 1994

     A summary of business segment information for the three fiscal years ended September 30, 1995 is provided in Note 20. All note references in this discussion and analysis are to the Notes to Consolidated Financial Statements included elsewhere in this Report.

     Andal's consolidated revenues, entirely attributable to Multi-Arc, for the year ended September 30, 1995 were $30.4 million compared with $27.1 million in 1994. The increase was the result of both higher coating services revenues of approximately $1.9 million or 8% and higher revenues from equipment sales of $1.4 million. Coating services revenues benefitted particularly from an increase of $830,000 or 29% in the United Kingdom which reflected better economic conditions and significantly improved market penetration. Coating service revenues in the United States rose as a result of moderately better economic conditions. Equipment sales (which approximated 12% of 1995 revenues) were up because of increased system deliveries with sales in the United States, Taiwan, and India. Royalty and commission income decreased $106,000 from the prior year which reflects the final effects of Multi-Arc's restructuring of its European licensee arrangements. Equity in foreign joint ventures provided income of $53,000 in 1995 compared with a loss of $16,000 in 1994. The 1995 amount includes income from Multi-Arc India Ltd. ("India") of $163,000 offset by a loss from Multi-Arc's Singapore joint venture of $110,000. Earnings in India are up as a result of increased demand for decorative products.

     Income (loss) from continuing operations was $879,000 in 1995 compared with $(771,000) in 1994.

     Operating profits of Multi-Arc increased $1.4 million in 1995 which is attributable to an increase in coating services operating revenues which contributed $1,050,000 in additional operating profits, principally from Multi-Arc (UK) Ltd. The improved operating income in the coating services business is the direct result of higher volume, slightly improved margins, and lower depreciation expense. Operating profits from equipment sales rose approximately $570,000 due to higher sales and consistent margins with the prior year. Equity in earnings of foreign affiliates rose $69,000 over prior year entirely due to improved results in India. Operating profit was adversely effected by the lower royalty and commission income and increased spending of $228,000 on research and development.

     Selling, general, and administrative expenses rose $767,000 from the prior year. Approximately $582,000 of the increase related to higher personnel costs at Multi-Arc due to continued expansion of its selling and marketing efforts. Multi-Arc's administrative costs also increased $421,000 due to additional personnel, higher volume, and higher incentive compensation expense related to higher profitability. Andal's general corporate expenses declined $436,000 as the result of lower rent, depreciation, insurance, and legal costs, principally related to the prior year's financial restructuring.

     During 1995, the Company sold approximately 7.4% of its interest in Multi-Arc to management, foreign licensees, and other investors for cash and notes and recognized a gain of $348,000 on the transaction (see Note 3). In addition to this gain, a gain of $396,000 related to the portion of this sale to management has been deferred as the sales were financed by non-recourse loans. Another $452,000 of gain has also been deferred relating to sales made to foreign investors with deferred payment arrangements. The minority interest in net income of Multi-Arc resulted in a first-time charge of $152,000 for 1995.

     In November 1994, Multi-Arc India Ltd. completed an initial public offering on the Bombay stock exchange which reduced Multi-Arc's interest in India from 40% to 21%; and the Company recorded a pretax gain of $85,000 on this transaction (see Note 4). Investment and other income increased to $37,000 from a loss of $756,000 in 1994. The 1994 amount was adversely impacted by the loss of $766,000 on the sale of a substantial portion of the Company's interest in Integrated's stock (see Note 7).

     Interest expense for 1995 was $1.8 million compared with $1.6 million in 1994. The increase was a function primarily of higher interest rates. Although debt levels have increased from the prior year, such increase principally occurred in the fourth quarter.

     Operating revenues and operating income attributable to foreign operations rose $1.0 million and $494,000, respectively, over 1994 principally as a result of a substantial improvement in operations in the United Kingdom.

     1994 vs. 1993

     Andal's consolidated revenues for the year ended September 30, 1994 were $27.1 million compared with $24.9 million in 1993. The increase was the result of higher coating services revenues of $3.3 million or 15% which reflects improved economic conditions in North America and the United Kingdom. Revenues from equipment sales, which comprised 8% of total revenue in 1994, declined $875,000 from the prior year due to fewer system deliveries, particularly export sales in the fourth quarter. Royalty and commission income decreased $82,000 from the prior year which reflects the effects of Multi-Arc's restructuring of its European licensee arrangements. Equity in foreign joint ventures was a loss of $16,000 in 1994 which includes income from Multi-Arc India Ltd. of $95,000 and a loss from Multi-Arc's Singapore joint venture of $111,000. (See Note 4.)

     Income (loss) from continuing operations was $(771,000) in 1994 compared with $(433,000) in 1993.

     Operating profits of Multi-Arc increased $1.1 million in 1994 which is directly attributable to the increase in coating services operating revenues which contributed $1.4 million in additional operating profits, as well as improved margins in coating center services which contributed $700,000 of increased operating profits in 1994. The improved margins in the coating center business are the result of higher revenues, improved operating efficiency, and continued emphasis on cost reduction. Operating profit was adversely effected by the lower royalty and commission income, equity losses, and higher spending on research and development of $178,000. Operating profits from equipment sales remained flat despite a decline in revenues. In 1993, such profits had been adversely affected as the Company wrote off $343,000 of deferred costs in anticipation of the restructuring of its European licensee royalty arrangements.

     Selling, general, and administrative expenses rose $1.1 million from the prior year. Approximately $360,000 of the increase related to increased personnel costs at Multi-Arc due to expanded sales and marketing efforts. Multi-Arc's administrative costs also increased $400,000 due to some additional personnel, the effects of higher volume, and higher incentive compensation expense related to improved profitability. Andal's general corporate expenses rose $384,000, from higher legal expenses ($353,000 compared with $119,000) principally related to restructuring activities in the fourth quarter.

     Investment and other income declined $920,000 as a result of the loss of $766,000 on the sale of a substantial portion of the Company's interest in Integrated's stock (see Note 7), compared with a gain of $60,000 on the sale of Integrated's stock in 1993 and a gain of $77,000 in 1993 on forgiveness of debt in the United Kingdom (see Note 12). Equity in earnings of Integrated decreased to nil from $234,000 in 1993. Effective June 23, 1993, the Company began to account for its ownership of Integrated by the cost method (see Note
7).

     Operating revenues and operating income attributable to foreign operations in 1994 rose $282,000 and $153,000, respectively, over 1993 due to an increase in coating center revenues in the United Kingdom and Canada of approximately 18% offset, in part, by the fact that 1993 included the first-time sale of equipment in the United Kingdom with no similar sales in 1994.

     Effects of Inflation

     Inflation has a minimal effect on Andal's operations.

     Liquidity and Capital Resources

     Cash decreased $293,000 during 1995 as cash provided by operating activities of $2.1 million and financing activities of $803,000 were offset by cash used by investing activities of $3.2 million.

     Cash flow provided by operating activities of $2.1 million in 1995 compared with $3.6 million in 1994 and $2.1 million in 1993. In 1995, the Company benefitted from income from continuing operations before income taxes of $933,000 which was an improvement of $1.7 million over the prior year. However, in 1995, receivables increased $954,000 over the prior year, primarily related to the timing of the collection of equipment sales receivables and a decrease of $200,000 in inventories due to September deliveries. In 1994, the Company realized cash from a decrease of $1.1 million in accounts receivable, primarily due to the collections of equipment sales receivables, offset by an increase of $459,000 in inventories, both related to timing. In 1993, the Company sustained a substantial increase in accounts receivable over the prior year, again primarily due to the timing of equipment sales, offset by reductions in inventories and high levels of current liabilities which were also related to timing. Also, in 1994, the Company recorded non-cash losses of $766,000 from the sale of Integrated's stock (see Note 7) and, in 1993, wrote off $343,000 of deferred expenses in anticipation of the reorganization of its European licensing arrangements. The Company's operating costs continue to bear a very high level of depreciation and amortization charges.

     Cash flow from operating activities in 1995 includes the adverse effect of $309,000 of cash used by discontinued operations to fund legal costs, offset by proceeds of $141,000 from the settlement of a construction claim. Cash flow from operating activities in 1994 includes the adverse effect of $747,000 of cash used by discontinued operations to fund legal costs, offset by proceeds of $500,000 from the sale of the Company's remaining investment in OMC (see Note 5), compared with $386,000 of cash used by discontinued operations in 1993 to fund legal costs.

     Cash flow provided by financing activities of $803,000 in 1995 reflects new long term debt of $3.9 million which is comprised of proceeds from the refinancing of the debt of Multi-Arc (UK) Ltd. of $2.4 million and borrowings on Multi-Arc's revolving credit facilities of $1.5 million. (See Note 12.) Of the latter borrowing, $1.0 million was loaned to the management of Multi-Arc Inc. for its participation in the Company's sale of a minority interest in Multi-Arc Inc. (see Note 3). The sale of minority interest in Multi-Arc Inc. generated proceeds of $1.7 million. During 1995, the Company retired $3.0 million of long term debt, of which $786,000 related to Multi-Arc's U. S. term loan with First Fidelity Bank and the retirement of debt in the United Kingdom in connection with the refinancing of Multi-Arc
(UK) Ltd. Multi-Arc also negotiated modifications to the agreement covering its revolving credit facility and term loan which made certain financial covenants less restrictive with respect to its cash flow.

     Cash flow used by financing activities of $1,979,000 in 1994 reflects the Company's continued reduction of debt levels in both the United States and the United Kingdom. In September 1994, Multi-Arc obtained a $6.0 million term loan from First Fidelity Bank, N. A.; and the proceeds were ultimately used to retire a substantial portion of Andal's bank indebtedness (see Note 12). In 1993, the Company benefitted from the favorable effect of interest deferrals on restructured debt of $460,000.

     Cash flow used by investing activities of $3.2 million in 1995 includes $3 million of capital expenditures and net investments of $211,000 in Multi-Arc's foreign joint ventures. Cash flow used by investing activities of $910,000 in 1994 includes approximately $2.0 million of capital expenditures and net investments of $188,000 in Multi-Arc's foreign joint ventures, net of dividends in Multi-Arc India Ltd. Also during 1994, the Company received $1,661,000 of cash from the sale of 2,129,500 shares of Integrated (see Note
7). Cash flow used by investing activities of $1.5 million in 1993 included approximately $1.3 million of capital expenditures which included funds for the elimination of freon from the Multi-Arc process in accordance with government environmental regulations. Also during 1993, the Company received $134,000 of cash from the sale of 65,000 shares of Integrated and invested $176,000 in a Multi-Arc joint venture in Singapore.

     The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted (See Notes 1, 12, and 13 for additional information regarding the 1994 restructuring of Multi-Arc and of the Company's senior indebtedness). Andal could also raise cash by making sales of the remaining Integrated stock it owns, as market conditions permit (approximately $440,000 at the current market value); and, in fiscal 1996, Andal expects to receive approximately $750,000 from the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $2 million for operating cash needs, $3 million for the required exercise of the UBC Option described in Notes 1 and 2, and $1 million for principal payments on shareholder debt as described in Note 13. In addition, the Company may also require cash to fund litigation costs related to discontinued operations and/or to make payments to creditors who have yet to make payment demands. As discussed in Note 2, the Company is currently negotiating to restructure its indebtedness to shareholders by selling the UBC Option to them. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, either through the sale of the UBC Option to them or otherwise, there may be no alternative to the Company other than to enter into bankruptcy proceedings. (See Notes 1, 12, and 13 of the Notes to Consolidated Financial Statements and Report of Independent Auditors included elsewhere in this report.)

Item 8.   Financial Statements and Supplementary Data

     See Index to Financial Statements and Schedules at page 33  below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of November 30, 1995.

      Name              Age   Positions and Offices with the Company

Andrew J. Frankel        63   Chairman of the Board of Directors
                                   and Chief Executive Officer

Alan N. Cohen            64   President and Director

Michael S. Huber         52   Senior Vice President, Chief Financial Officer
                                   and Treasurer

Walter N. Kreil, Jr.     48   Vice President, Chief Accounting Officer,
                                   and Controller

Peter D. Flood           52   Director

Carl D. Glickman         69   Director

     The Company's Directors are elected annually and hold office until their successors are elected and qualified.

     Andrew J. Frankel has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1971. He served as a member of the Board of Directors of Integrated Brands Inc. from December 1985 until June 1993.

     Alan N. Cohen has been a Director of the Company since October 1979 and has been President of the Company since October 1981. Between January 1981 and October 1981, Mr. Cohen served as Vice Chairman of the Board of the Company. Mr. Cohen was a member of the Board of Directors of Integrated Brands Inc. from December 1985 until June 1993. From December 1986 until September 1993, Mr. Cohen was Vice Chairman of the Board and Treasurer of Celtics, Inc., the general partner of Boston Celtics Limited Partnership.

     Michael S. Huber joined the Company in December, 1987 as Senior Vice President, Chief Financial Officer, and Treasurer. From June 1991 through October 1992, Mr. Huber was also employed as an officer and director of Salem Tube, Inc., the company that purchased the assets and certain liabilities of the subsidiary of the Company that formerly bore that name; and he served as a financial consultant to that company, pursuant to a consulting agreement from November 1992 to June 1994. Mr. Huber was separately compensated by Salem for such employee and consulting activities. Mr. Huber devotes approximately one-third of his time to the affairs of the Company.

     Walter N. Kreil, Jr. was elected a Vice President of the Company in September 1987 and serves as the Company's Controller and Chief Accounting Officer and as Vice President and Chief Financial Officer of Multi-Arc. Mr. Kreil joined the Company as Assistant Vice President and Controller in June 1984.

     Peter D. Flood has been a Director of the Company since December 1985 and the Chief Executive Officer of Multi-Arc since March 1981.

     Carl D. Glickman has been a Director of the Company since May 1981. Mr. Glickman is presently, and has been for more than the past five years, a private investor. He is president of the Glickman Organization and serves as a member of the Board of Directors of the following companies: The Bear Stearns Companies, Inc.; Continental Health Affiliates; Franklin Holdings, Inc.; Alliance Tyre and Rubber Company; Custodial Trust Company; Infu Tech Inc.; Lexington Corp. Properties; Jerusalem Economic Corp.; and Office Max Inc.

Item 11.       Executive Compensation

     The following table sets forth information concerning the compensation for the past three fiscal years of the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the year ended September 30, 1995.

                    SUMMARY COMPENSATION TABLE
                      Annual Compensation

                                                          Long     All Other
                                                          Term
Compensation
                                           Other Annual   Options/ ($)
     Name and             Salary  Bonuses  Compensation   SARs     (401K Plan
Principal Position  Year  ($)     ($)      (1)            (#)
Contributions)

Andrew J. Frankel   1995  244,000       0        33,333       0         0
Chief Exec. Off.    1994  144,000       0        27,858       0         0
                    1993  120,000       0        27,557       0         0

Alan N. Cohen       1995  244,000       0        16,000       0         0
President           1994  144,000       0        13,720       0         0
                    1993  120,000       0        13,264       0         0

Peter D. Flood      1995  250,000 151,000            (2)  2,500(3)   4,620
CEO of Multi-Arc    1994  250,000  85,000            (2)      0      4,620
                    1993  250,000  33,000            (2)      0      2,248

WalterN.Kreil,Jr.   1995  135,200  50,000            (2)    500(3)   4,620
CFO of Multi-Arc    1994  132,600  24,000            (2)      0      4,620
                    1993  130,000  12,000            (2)      0      2,248

     No other bonuses, restricted stock awards, long term incentive plan payouts, or other compensation was awarded or paid to the named executives during the periods indicated.

     (1) Other Annual Compensation includes professional services and supplemental life and medical insurance, as follows:

                    Andrew J. Frankel             Alan N. Cohen
               Professional   Supplemental        Professional
               Services       Insurance           Services
     1995      10,000         5,194               10,000
     1994      10,000         4,007               10,000
     1993      10,000         6,090               10,000

     (2)  Amounts were less than 10% of salary.

     (3) Options to acquire common stock of Multi-Arc Inc. at $205.13 per share.

Stock Options

     No stock options or stock appreciation rights were granted by the Company during the fiscal year ended September 30, 1995 to the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1995.

     In December 1995, Multi-Arc Inc. granted options to purchase 2,500 shares and 500 shares, respectively, of its common stock to Messrs. Flood and Kreil. The exercise price of the options is $205.13 per share. The options become exercisable 20% per year, and the options expire ten years from date of grant.

     The following table sets forth information with respect to the individual grants of stock options made during fiscal 1995 to the Chief Executive Officer and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1995:

             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               Potential
                                                               Realizable
                                                               Value of
                                                               Assumed Annual
                                                               Rates of Stock
                               Individual Grants               Price
                  -------------------------------------------- Appreciation
                                                               for Option
                                                               Term
                  Number of   Percent of                       ---------------
                  Securities  Total
                  underlying  Options/SARs Exercise
                  Option/SARs Granted to   of Base
                  Granted (#) Employees in Price    Expiration
Name              (1)         Fiscal Year  ($/Sh)   Date       5% ($)  10% ($)

Andrew J. Frankel       0                0        0          0      0        0
Alan N. Cohen           0                0        0          0      0        0
Peter D. Flood      2,500 (1)          50%  $205.13 12/16/2004$322,513
$817,310
WalterN.Kreil,Jr.     500 (1)          10%  $205.13 12/16/2004 $64,503
$163,462

     (1)  Options to purchase common stock of Multi-Arc Inc.

     The following table sets forth information with respect to the exercise during fiscal 1995 and the value as of September 30, 1995 of unexercised stock options and stock appreciation rights for the Chief Executive Officer and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
END
                       OPTION/SAR VALUES

                                       Number of           Value of
Unexercised
                                       Unexercised         In-the-Money
                  Shares               Options/SARs at     Options/SARs at
                  Acquired    Value    Fiscal Year End (#) Fiscal Year End ($)
                  on Exercise Realized Exercisable/        Exercisable/
Name              (#)         ($)      Unexercisable       Unexercisable

Andrew J. Frankel           0        0              0/0                  0/0
Alan N. Cohen               0        0              0/0                  0/0
Peter D. Flood              0        0      7,500/5,000(1)               0/0
                                                0/2,500(2)               0/0
WalterN.Kreil,Jr.           0        0            0/750(1)               0/0
                                                  0/500(2)               0/0

     The Company does not have a long term incentive compensation plan for its executives.

     (1)  Options on Andal Corp. common stock.
     (2)  Options on Multi-Arc Inc. common stock.

Pension Plan

     Messrs. Frankel and Cohen were members of a noncontributory pension plan of the Company which was terminated effective January 1, 1985. Upon the termination of the plan, the Company purchased straight life annuity policies sufficient to pay each of the individuals upon their retirement at normal retirement age the benefits they had accrued under the plan up to January 1, 1985. The amounts payable annually at normal retirement of each of these persons are as follows:

                                          Annual Benefit upon
                        Name                 Retirement

               Andrew J. Frankel               $61,402
               Alan N. Cohen                    36,988

Compensation of Directors

     Directors who are not employed by Andal are entitled to fees of $5,000 per annum plus $250 for each meeting of the Board they attend and $250 for each meeting of a committee of the Board they attend which is held on a day that the Board does not meet. During 1995, these directors have served and currently serve without compensation. Directors are reimbursed for travel expenses incurred in attending Board and Committee meetings. Mr. Glickman was paid $12,000 during fiscal 1995 for consulting services.

Employment Agreement

     Mr. Flood is employed by the Company as President and Chief Executive Officer of Multi-Arc under an employment agreement expiring on September 30, 1999 under which he is entitled to receive a base salary of $250,000 per year plus incentive compensation equal to 7-1/2% of the first $2,000,000 of annual pretax income of Multi-Arc in excess of $1,000,000 and 5% thereafter.

Repricing of Options/SARs

     As reflected in the following table, the Executive Committee approved the repricing of stock options previously granted to Peter D. Flood and Walter N. Kreil, Jr. The Committee took these actions because the decline in the market price of the Company's common stock during 1992-1995 caused the pre-existing options held by these individuals to be so far "out of the money" as to provide little, if any, incentive, as there was no prospect for long-term reward. The repriced options were granted at the market value of the Company's stock at time of grant.

                 TEN-YEAR OPTION/SAR REPRICINGS

                                        Market
                                        Price of  Exercise            Length
of
                                        Stock at  Price at            Original
                                        Time of   Time of             Option
Term
                          Number of     Repricing Repricing
Remaining at
                          Options/SAR's or        or        New       Date of
                          Repriced or   Amendment Amendment Exercise
Repricing or
Name              Date    Amended (#)   ($)       ($)       Price ($)
Amendment

Peter D. Flood    7/8/92          5,000    $10.00    $32.50    $10.00 47
Months
CEO of Multi-Arc  7/25/95         5,000     $2.25    $10.00     $2.25 24
Months

WalterN.Kreil,Jr. 7/8/92            500    $10.00   $122.50    $10.00  8
Months
CFO of Multi-Arc  7/8/92            250    $10.00   $112.50   $112.50 18
Months
                  7/25/95           750     $2.25    $10.00     $2.25 24
Months

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee is comprised of Andrew J. Frankel, Chairman of the Board of Directors and Chief Executive Officer of the Company and a principal shareholder, and Alan N. Cohen, Director and President of the Company and a principal shareholder. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions" for information with respect to transactions between these individuals and the Company and the percentage ownership of the Company by them.

Board Compensation Committee Report on Executive Compensation

     On October 5, 1995, the Compensation Committee submitted the following report concerning compensation paid to executive officers during 1995:

          Messrs. Frankel and Cohen, who comprise the Compensation Committee and are also, respectively, the Chief Executive Officer and President of the Company, increased their 1995 salary by $100,000 each to $244,000 each per annum. The $100,000 increase has been deferred and is payable on January 1, 1997. Interest on the deferred compensation accrues at the rate of 7% per annum. Such salaries were not, they believe, reflective of their true worth to the Company but were the most the Company could afford to pay them in its strained financial circumstances. Except as an indication of the continuing financial problems of the Company, there was not intended to be any relationship between their compensation and their performance.

          Pursuant to an employment agreement which expires on September 30, 1999, the salary of Mr. Flood, the Chief Executive Officer of Multi-Arc, was not changed in 1995. The salary of Mr. Kreil, Vice President and Chief Financial Officer of Multi-Arc, was increased 2% for 1995. In view of the limited resources of the Company, a more substantial increase which might have been warranted could not be considered.

          A bonus of $151,000 was awarded to Mr. Flood pursuant to his employment agreement. A bonus of $35,000 was awarded to Mr. Kreil in accordance with Multi-Arc's Corporate Management Incentive Plan which provides for a bonus pool to be divided proportionally based on normal compensation, among three of Multi-Arc's senior executives (other than Mr. Flood). The pool is calculated at 1 1/2% of earnings before interest and taxes up to $1 million, plus 2% of such earnings between $1 to $2 million, plus 2 1/2% of such earnings over $2 million. Mr. Kreil also received a special bonus of $15,000 from Andal in recognition for his efforts in refinancing Multi-Arc Inc.

          Respectfully submitted,

          Andrew J. Frankel
          Alan N. Cohen



Performance Graph

     The following line graph compares the cumulative total return of the company's common stock to the American Stock Exchange Market Value and Industrial
Service Company Indices for the period October 1, 1990 to September 30, 1995.

                    CUMULATIVE TOTAL RETURN
                 Andal Shares vs. Amex Indices

Measurement Period   Andal Invested   AMEX MV Invested  AMEX Ind. Invested

      9/30/90               $100.00            $100.00             $100.00
      9/30/91                 15.91             124.19               92.92
      9/30/92                  5.68             124.89               96.72
      9/30/93                  0.00             152.63              138.39
      9/30/94                  1.82             152.11              128.39
      9/30/95                  2.05             180.59              156.55

Assumes $100 invested on September 30, 1990 in Andal Corp. Common Stock, the
Amex
Market Value Index and the Amex Industrial Service Company Index.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of November 30, 1995, with respect to all shareholders known by Andal to be the beneficial owners of more than 5% of its outstanding common stock, each director, and all officers and directors as a group.

Name and Address of      Amount and Nature of               Percent
Beneficial Owner         Beneficial Ownership               of Class

Frankhill Associates               77,215 shs. (1) (13)        23.4%
c/o Andal Corp.
909 Third Avenue
New York, NY   10022

Andrew J. Frankel                   1,730           (1)
c/o Andal Corp.                    77,215      (2) (13)
909 Third Avenue                    2,019           (3)
New York, NY   10022                  498           (4)
                                   ------
                                   81,462 shs.                 24.7%

Alan N. Cohen                      29,825      (1) (13)
c/o Andal Corp.                     4,250           (5)
909 Third Avenue                   ------
New York, NY   10022               34,075 shs.                 10.3%

Peter D. Flood                      4,114 shs.      (9)         1.2%
c/o Multi-Arc Inc.
200 Roundhill Drive
Rockaway, NJ   07866

Carl D. Glickman                    1,750 shs.                  0.5%
c/o Andal Corp.
909 Third Avenue
New York, NY   10022

Builtland Partners                 63,294 shs.   (1)(6)        19.2%
c/o Milstein Properties
1271 Avenue of the Americas
New York,, NY   10020

Paul Milstein                      84,337 shs.   (7)(8)        25.6%
c/o Milstein Properties
1271 Avenue of the Americas
New York, NY   10020

Troster Singer Division            35,405 shs.     (11)        10.7%
of Spear, Leeds & Kellogg
115 Broadway
New York, New York  10006

All officers and directors
as a group (8 persons)            121,561 shs.     (12)        36.8%

(1)  Direct record and beneficial ownership.

(2) As a general partner of, or person designated to exercise voting power or investment power on behalf of, Frankhill Associates, the record holder of these shares.

(3) Held as co-trustee with his sister, with whom Mr. Frankel shares voting power. Mr. Frankel and his children have an interest in one-half of the principal and income of the trust.

(4) Held as co-trustee with his wife of a trust for Mr. Frankel's three children.

(5) Includes 4,250 shares held by a not-for-profit corporation of which Mr. Cohen is an officer and director. Mr. Cohen disclaims beneficial ownership of such shares owned by the Corporation.

(6) Builtland Partners is a New York General Partnership comprised of Seymour Milstein, Paul Milstein, and members of their respective families.

(7) Includes all the shares owned by Builtland Partners, as well as shares wholly beneficially owned by Paul Milstein, directly and indirectly.

(8) Includes 4,845 shares owned by Milstein Family Foundation, Inc., a New York not-for-profit corporation of which Mr. Milstein is president and a director. Mr. Milstein disclaims any beneficial interest in such shares.

(9)  Consists of 4,114 shares owned of record and beneficially by Mr. Flood.

(10) Not used

(11) Beneficial ownership based upon information obtained from the company during December 1995.

(12) Includes the shares owned directly or indirectly by the officers and directors of the Company as set forth in the table, plus shares owned by officers not named in the table.

(13) Includes 278 shares issuable upon conversion of debentures.

Item 13.  Certain Relationships and Related Transactions

     On July 5, 1990, the Company borrowed an aggregate of $5 million from Messrs. Alan N. Cohen, President and a director of the Company, Paul Milstein, who was then a director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a director of the Company, is a general partner (collectively, in such capacity, the "UBC Lenders"). The proceeds of the loan (the "UBC Loan") were used to reduce then-outstanding indebtedness and for general corporate and working capital purposes.

     The UBC Loan is secured by a pledge of the capital stock of UBC Virginia Corp. ("UBC Corp."), a subsidiary of the Company which holds an option (the "Option") to purchase a parcel of real estate located at 61st Street and First Avenue in New York City (the "UBC Property"). In addition, the Company paid the UBC Lenders a $50,000 commitment fee and issued to them an aggregate of 25,000 warrants, each entitling the holder to purchase one share of the Company's common stock at an exercise price of $80.00 per share. The closing market price of Andal's common stock on July 5, 1990 was $65.00 per share. The warrants were exercisable from December 31, 1990 until July 5, 1995, at which time they lapsed unexercised.

     In May 1992, the Company restructured the UBC Loan, as well as its loans with Chemical Bank and Fleet Bank, most of which were originally made over 15 years ago and were used for general corporate purposes. Under the terms of such restructuring, the interest rate on all such loans was reduced to the prime rate; and interest accrued from October 1, 1991 through March 31, 1993 of $571,285 on the UBC Loan was deferred and added to the principal. Since March 31, 1993, the aggregate principal balance of the UBC Loan has been $5,571,285. The UBC Loan is due and payable on the earlier of March 31, 1997, or the day after the Company's bank loans have been paid in full. In addition to requiring prepayment of the UBC Loan in the event of a sale of the Company's interest in the UBC Property, the restructuring agreement also requires prepayments of such loans if the Company obtains cash recoveries on various claims and litigations relating to its discontinued construction contracting operations or if the Company's cash flow from operations exceeds a specified amount.

     In connection with the 1992 restructuring, the banks consented to the Company's grant to the UBC Lenders of a second lien on those assets of the Company which serve as collateral for the bank loans; and the UBC Lenders consented to the Company's grant to the banks of a second lien on the stock of UBC Corp.

     In March 1994, after discussions initiated by Fleet Bank, which had indicated that it desired to dispose of its portion of the Company's bank loans, Frankhill Associates, Alan N. Cohen, and Paul Milstein (collectively, in such capacity, the "Fleet Assignees") each purchased a one-third interest in the Company's indebtedness to Fleet Bank (the "Fleet Indebtedness"), which indebtedness totalled $3,042,000. The terms of such indebtedness did not change as a result of this purchase. In November 1994, Peter D. Flood, a director of the Company and Chief Executive Officer of Multi-Arc Inc., purchased an aggregate of 6.4% of the Fleet Indebtedness from Frankhill Associates, Alan N. Cohen, and Paul Milstein.

     In September 1994, in order to facilitate the restructuring and refinancing of Multi-Arc, the Fleet Assignees agreed to yield their lien on Multi-Arc's assets and to defer the approximately $1.6 million payment to which they would have otherwise been entitled; and Chemical Bank agreed to accept a $255,000 discount for payment in full to it of the Company's outstanding debt. In consideration for the concessions agreed to by the Fleet Assignees, the Company's Board of Directors (Messrs. Frankel and Cohen not voting) approved a payment of $255,000 by the Company to the Fleet Assignees. The May 1992 Restructuring Agreement was amended to provide for principal payments on the Fleet Assignee debt at the rate of $250,000 per quarter beginning March 31, 1995, with the remaining principal balance becoming due on March 31, 1997. The payment that was due on September 30, 1995 was made on October 24, 1995. Furthermore, Andal is required to make prepayments to the extent that it sells any of its capital assets or receives capital distributions from Multi-Arc.
The UBC Loan continues to be due and payable on the earlier of March 31, 1997, or the day after the Fleet Assignee debt has been paid in full.

     Andal's remaining obligation to Chemical Bank consists of $941,000 of aggregate liability under outstanding letters of credit issued by Chemical Bank in connection with an appeal bond and in connection with its discontinued real estate development activities. Because of Andal's inability to fund the liabilities represented by the letters of credit, in order to secure the release of collateral held by Chemical Bank so that Multi-Arc could obtain its term loan and revolving credit facility from First Fidelity Bank, Messrs. Andrew J. Frankel, Paul A. Milstein, and Alan N. Cohen each personally guaranteed one-third of the letter of credit liabilities, for which Andal has agreed to pay to Messrs. Frankel, Milstein, and Cohen an aggregate annual guarantee fee equal to 2% of the letters of credit outstanding.

     See Item 1. Business. General. for a discussion of the 1995 developments concerning the UBC Property and the possible sale of it to the UBC Lenders in satisfaction of the UBC Loan.

     In December 1994, Andal sold, for $500,000, approximately 2-1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into 2% of Multi-Arc common stock) to such management. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Fidelity Bank. The management loans included $500,000 and $100,000, respectively, to Peter D. Flood, a Director of the Company and Chief Executive Officer of Multi-Arc, and Walter N. Kreil, Jr., an officer of the Company and Vice President and Chief Financial Officer of Multi-Arc. These loans bear interest at 8.35% and are repayable on December 15, 2004, or upon termination of employment. The loans are secured by common stock and debentures of Multi-Arc. The Notes evidencing these loans are pledged by Multi-Arc to First Fidelity Bank.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements

          See Index to Financial Statements and Schedules at page 33 below.

(a)(2)    Financial Statement Schedules

          See Index to Financial Statements and Schedules at page 33 below.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K for the quarter ended September 30, 1995.

(c)  Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

     3(a) Restated Certificate of Incorporation of the Company as filed with the Secretary of State of New York on March 16, 1972 (the "Certificate of Incorporation") (incorporated by reference to
          Exhibit 3(a) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     3(b) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on November 5, 1979 (incorporated by reference to Exhibit 3(b) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     3(c) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on October 22, 1981 (incorporated by reference to Exhibit 3(c) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     3(d) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on November 7, 1983 (incorporated by reference to Exhibit 3(d) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     3(e) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on April 8, 1987 (incorporated by reference to Exhibit 4.5 to Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 5, 1987).

     3(f) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on June 15, 1993 (incorporated by reference to Exhibit 3(f) to Company's Annual Report on Form 10-K for Fiscal Year ended September 30, 1993).

     3(g) By-laws of the Company (incorporated by reference to Exhibit 4.6 to Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 5, 1987).

     4(a) Indenture dated as of September 15, 1972 between the Company and Manufacturers Hanover Trust Company, as Trustee, relating to the Company's 5 1/2% convertible subordinated debentures due September 15, 1997 (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for fiscal year ended September 30,
          1986).

     4(b) First Supplemental Indenture dated as of January 12, 1982 between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 5 1/2% convertible subordinated debentures due September 15, 1997 (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     10(a) 1987 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1987).

     10(b)     Option Agreement dated as of August 1, 1982 between
               Schnurmacher Corp. and the Company (incorporated by reference to Exhibit 10(v) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     10(c) Lease dated May 11, 1988, containing an Option to Purchase, between Roundhill Associates and the Company (incorporated by reference to Exhibit 10(ag) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1988).

     10(d) Intercreditor Agreement among Frankhill Associates, Paul Milstein, Alan N. Cohen, and Andal Corp. dated July 5, 1990 (incorporated by reference to Exhibit 10(ac) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1990).


     10(e) Stock Pledge Agreement among Andal Corp., Frankhill Associates, Paul Milstein, and Alan N. Cohen dated July 5, 1990 (incorporated by reference to Exhibit 10(ad) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1990).

     10(f) Warranty Agreement among Andal Corp., Frankhill Associates, Paul Milstein, and Alan N. Cohen dated July 5, 1990 (incorporated by reference to Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1990).

     10(g) Restructuring Agreement, Amendment, Guarantee, and Security Agreement dated May 27, 1992 ("Restructuring Agreement") by and among Andal Corp., certain subsidiaries of Andal Corp., Norstar Bank, Manufacturers Hanover Trust Company, Manufacturers
               Hanover Trust Company as agent for the banks, Alan N. Cohen, Paul Milstein, Frankhill Associates, and the Bank of New York as collateral agent for the Lenders (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992).

     10(h)     First Amendment to the Restructuring Agreement dated June 5,
               1992 (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1992).

     10(i) Plan of Restructuring adopted by the Board of Directors and Andal Corp. as approved by the Shareholders on August 16, 1994 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1994).

     10(j) Loan and Security Agreement dated September 30, 1994 by and between First Fidelity Bank, N.A. and Scientific Coatings of Illinois, Inc., Scientific Coatings, Inc., and SCI Coatings Southwest, Inc. (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(k) Subordination Agreement dated September 30, 1994 of Multi-Arc Inc. as debtor and Andal Corp. as subordinated lender in favor of First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(l)     Security Agreement dated September 30, 1994 by and between
               First Fidelity Bank, N.A. and Vagle Technology, Inc., Multi-Arc, Inc. (a Minnesota corporation), Multi-Arc Inc., Multi-Arc of Ohio, Inc., and S. C. I. Coatings Limited (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(m) Amendment dated September 30, 1994 to the Restructuring Agreement, Amendment, Guarantee, and Security Agreement dated May 27, 1992 among Andal Corp. and certain subsidiaries, Fleet Bank, Chemical Bank, Alan N. Cohen, Paul Milstein, Frankhill Associates, and The Bank of New York as collateral agent (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30,
               1994).

     10(n) Multi-Arc Inc., Andal Corp., and United States Trust Company of New York, Trustee. Second Supplemental Indenture dated as of September 30, 1994 5 1/2% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(o) Pledge and Security Agreement dated September 30, 1994 by and among Andal Corp. and First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(p) Form of Multi-Arc Inc. 6% Convertible Subordinated Debenture due December 15, 2004.

     10(q)     Form of Multi-Arc Inc. Stockholders Agreement dated June 15,
               1995.

     10(r)     1994 Multi-Arc Inc. Stock Option Plan.

     10(s) Loan Agreement dated September 21, 1995 between First Fidelity Bank N. A. and Multi-Arc (UK) Ltd.

     10(t) Overdraft Facility Agreement between First Fidelity Bank N. A. and Multi-Arc (UK) Ltd. dated September 21, 1995.

     10(u)     61st Street Option Exercise.

     22   Subsidiaries of the Company

     24(a)     Consent of Kelly Graham Myska & Partners.

     24(b)     Consent of KPMG Peat Marwick.

     24(c)     Consent of BDO Seidman.

     27   Financial Data Schedule

          Index to Financial Statements and Schedules

Financial Statements                                                      Page

Report of Independent Auditors on Financial Statements                      36

Consolidated Balance Sheet--September 30, 1995 and September 30, 1994      F-1

Consolidated Statement of Operations--Years ended September 30, 1995,
1994, and 1993                                                             F-2

Consolidated Statement of Shareholders' Equity (Deficit)
     --Years Ended September 30, 1995, 1994, and 1993                      F-3

Consolidated Statement of Cash Flows--Years Ended September 30, 1995,
1994, and 1993                                                             F-4

Notes to Consolidated Financial Statements                                 F-6

     All schedules are omitted because they are not applicable, not required, or the other information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANDAL CORP.
                                        (Registrant)

                                        By /s/ Andrew J. Frankel
                                               Andrew J. Frankel
                                         Chairman of the Board of Directors

Dated:  January 5, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                     Title                       Date

Principal Executive Officer:

/s/ Andrew J. Frankel         Chairman of the Board of         January 5, 1996
   (Andrew J. Frankel)        Directors, Chief Executive
                                 Officer, and Director

Principal Financial Officer:

/s/ Michael S. Huber          Senior Vice President,           January 5, 1996
   (Michael S. Huber)         Chief Financial Officer,
                                 and Treasurer

Principal Accounting
Officer:

/s/ Walter N. Kreil, Jr.      Vice President, Chief            January 5, 1996
   (Walter N. Kreil, Jr.)     Accounting Officer, and
                              Controller

Directors:

/s/ Alan N. Cohen             Director                         January 5, 1996
   (Alan N. Cohen)

/s/ Peter D. Flood            Director                         January 5, 1996
   (Peter D. Flood)

/s/ Carl D. Glickman          Director                         January 5, 1996
   (Carl D. Glickman)

                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Andal Corp.

We have audited the accompanying consolidated balance sheets of Andal Corp.
and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows or each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets constituting 26% in 1994 and total revenues constituting 16% in 1994 and 1993 of the related consolidated totals. The financial statements of Steve's Homemade Ice Cream, Inc. (an equity method investee in 1993) also have not been audited by us.
Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for such subsidiaries and investee, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andal Corp. and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Notes 1 and 2, the Company has incurred losses in 1994 and 1993 and has a working capital deficiency and a shareholders' deficit at September 30, 1995. In addition, the Company is obligated under one of its loan agreements to exercise an option it holds on certain property, for which the Company currently does not have sufficient resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As described in Note 17, in 1994 the Company changed its method of accounting for income taxes.



                                        ERNST & YOUNG LLP
November 15, 1995
except for Note 12 as to which the date is January 5, 1996

ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                       September 30,
                                                  1995           1994
Current assets:
  Cash                                   $     850,000   $  1,143,000
  Accounts receivable                        4,998,000      4,028,000
  Inventories                                1,073,000      1,254,000
  Prepaid expenses                             307,000        317,000
  Other current assets                         906,000        216,000
                                           ------------  -------------
     Total current assets                    8,134,000      6,958,000

Investments in joint ventures                1,268,000        842,000
Property and equipment                      10,789,000      9,732,000
Loans due from Multi-Arc Inc. management     1,000,000              0
Other assets                                 2,434,000      2,925,000
                                           ------------   ------------
                                           $23,625,000    $20,457,000
                                           ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short term borrowings, including
     current portion of long term debt    $  1,206,000   $  1,425,000
  Current portion of debt due
     shareholders                            1,250,000        750,000
  Accounts payable                           1,606,000      1,764,000
  Other accrued expenses                     5,106,000      5,834,000
                                          -------------  -------------
     Total current liabilities               9,168,000      9,773,000

Long-term debt                               7,886,000      6,952,000
Debt due shareholders                        6,364,000      7,364,000
Other deferred income                        1,430,000      1,527,000
Convertible subordinated debentures          3,335,000      1,825,000
Minority interest in Multi-Arc Inc.            540,000              0

Shareholders' equity (deficit):
  Common shares, par value $20 per share,
   1,500,000 authorized
     and 370,496 issued                      7,410,000      7,410,000
  Paid-in-capital                           31,625,000     31,625,000
  Deficit                                  (38,472,000)   (40,358,000)
  Less 40,637 common shares
     held in treasury, at cost              (5,661,000)    (5,661,000)
                                          -------------   ------------
     Total shareholders' equity
        (deficit)                           (5,098,000)    (6,984,000)
                                           ------------   ------------
                                           $23,625,000    $20,457,000
                                           ===========    ===========

See accompanying notes.

ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                      Year Ended September 30
                                      1995         1994         1993
Operating revenues:
  Trade sales                         $30,015,000  $26,672,000  $24,384,000
  Royalties and commissions               315,000      421,000      503,000
  Equity in net income (loss) of

     foreign joint ventures                53,000      (16,000)           0
                                      ------------ ------------ ------------
                                       30,383,000   27,077,000   24,887,000
Operating costs and expenses:

  Cost of revenues                     15,545,000   13,466,000   13,052,000
  Depreciation expense                  1,907,000    2,234,000    2,336,000
  Selling, general and
     administrative expenses           10,517,000    9,750,000    8,667,000
                                      ------------ ------------ ------------
                                       27,969,000   25,450,000   24,055,000

Income from operations                  2,414,000    1,627,000      832,000
Other income (expense):

  Gain on sale of minority interest
     in Multi-Arc Inc.                    348,000            0            0
  Minority interest in net income
     of Multi-Arc Inc.                   (152,000)           0            0
  Gain from initial public offering of
     Multi-Arc India Ltd.                  85,000            0            0
  Investment and other income, net         37,000      (756,000)    164,000
  Interest expense                     (1,799,000)   (1,625,000) (1,663,000)
                                      ------------  ------------ -----------
                                       (1,481,000)   (2,381,000) (1,499,000)
Equity in net income of
   Integrated Brands Inc.                       0             0     234,000
                                       -----------  ------------ -----------
Income (loss) from continuing

   operations before income taxes         933,000      (754,000)   (433,000)
   Provision for income taxes             (54,000)      (17,000)          0
                                       -----------  ------------ -----------
Inc. (loss) from continuing operations 879,000 (771,000) (433,000) Income (loss) from discontinued
  operations                            1,007,000      (350,000)   (527,000)
                                       -----------  ------------ -----------
Net income (loss)                      $1,886,000   $(1,121,000)  $(960,000)
                                       ==========   ============  ==========

Income (loss) per common share:

  Income (loss) from
        continuing operation                $2.67        $(2.34)     $(1.31)
     Income (loss) from
        discontinued operations              3.05         (1.06)      (1.60)
                                            -----        -------     -------
     Net income (loss)                      $5.72        $(3.40)     $(2.91)
                                            =====        =======     =======
                     See accompanying notes.

                     ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                           Retained
                    Common     Paid-in-    Earnings      Treasury
                    Stock      Capital     (Deficit)     Stock        Total

Balance at
  Sept. 30, 1992    $7,399,000 $31,636,000 $(38,277,000) $(5,661,000)
$(4,903,000)
  Effects of
    reverse split       11,000     (11,000)           0            0
0
  Net loss for 1993          0           0     (960,000)           0
(960,000)
Balance at

  Sept. 30, 1993     7,410,000  31,625,000  (39,237,000)  (5,661,000)
(5,863,000)
  Net loss for 1994          0           0   (1,121,000)           0
(1,121,000)
Balance at

  Sept. 30, 1994     7,410,000  31,625,000  (40,358,000)  (5,661,000)
(6,984,000)
  Net income for 1995        0           0    1,886,000            0
1,886,000
Balance at
  Sept. 30, 1995    $7,410,000 $31,625,000 $(38,472,000) $(5,661,000)
$(5,098,000)

                     See accompanying notes.

                     ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Year Ended September 30,
                                        1995        1994        1993
Cash provided (used) by operations:
  Income (loss) from continuing
     operations before income taxes     $  933,000  $ (754,000) $ (433,000)
  Adjustments to reconcile income

     (loss) from continuing operations

     to net cash provided by operations

     Depreciation                        1,907,000   2,234,000   2,336,000
     Gain on sale of minority
        interest in Multi-Arc Inc.        (348,000)          0           0
     Minority interest in net
        income of Multi-Arc Inc.           152,000           0           0
     Amortization of patents,
        trademarks, and license rights 192,000 186,000 760,000 Equity in net (income) loss

        of foreign joint ventures          (53,000)     16,000           0
     Equity in (income) of Integrated            0           0    (234,000)
     Deferred income accrued                64,000      40,000     153,000
     Amortization of deferred income      (149,000)    (95,000)   (156,000)
     Provision (credit) for bad debts      (16,000)     42,000      71,000
     Losses (gains) on investment
        transactions                             0     766,000    (137,000)
     Gain from initial public offering of
        Multi-Arc India Ltd.               (85,000)          0           0
     Other, net                             28,000      39,000     112,000

  Change in operating assets and
     liabilities:
     (Increase) decrease in accounts
        receivable                        (954,000)  1,127,000  (1,755,000)
     Decrease (increase) in
       inventories                         200,000    (459,000)    605,000
     Decrease (increase) in other current
         assets                             76,000      60,000     (22,000)
     Increase in accounts payable
        and accrued liabilities            369,000     634,000   1,200,000
     Cash (used) by discontinued
        operations                        (168,000)   (247,000)   (386,000)
     Income taxes paid                     (87,000)    (34,000)    (29,000)
                                       ------------ ----------- -----------
     Net cash provided by operating
        activities                       2,061,000   3,555,000   2,085,000

Cash flows from financing activities:
  Proceeds from long-term debt           3,870,000   6,162,000      50,000
  Loans to Multi-Arc management         (1,000,000)          0           0
  Proceeds from sale of common stock
  and debentures of Multi-Arc Inc.       1,714,000           0           0
  Additions to principal for
     interest deferral                           0           0     460,000
  Deferred financing costs                (126,000)          0           0
  Reductions of long-term debt          (3,024,000) (7,743,000)   (996,000)
  Decrease in debt due within
     one year                             (631,000)   (398,000)   (130,000)
                                        ----------- ----------- -----------
  Net cash provided (used) by
     financing activities                  803,000  (1,979,000)   (616,000)
                                        ----------- ----------- -----------

Cash flows from investing activities:
  Reduction of (investment in)
     affiliated companies                 (211,000)  1,459,000     (42,000)
  Gross additions to property
     and equipment                      (2,964,000) (1,999,000) (1,268,000)
  Other, net                                18,000    (370,000)   (222,000)
                                        ----------- ----------- -----------
  Net cash (used) by
     investing activities               (3,157,000)   (910,000) (1,532,000)
                                        ----------- ----------- -----------
Increase (decrease) in cash               (293,000)    666,000     (63,000)
Cash at beginning of year                1,143,000     477,000     540,000
                                        ----------- ----------- -----------
Cash at end of year                     $  850,000  $1,143,000    $477,000
                                        ==========  ==========    ========

See accompanying notes.

ANDAL CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Andal Corp.
(the "Company" or "Andal") has incurred losses in 1994 and 1993 and has a working capital deficiency of $1,034,000 and a shareholders' deficit of $5,098,000 at September 30, 1995. The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1995 and 1996, after which no further payments are permitted (see Note 12 for additional information regarding the restructuring of Multi-Arc). Andal could also raise cash by making sales of the remaining Integrated stock it owns, as market conditions permit (approximately $440,000 at the current market value) and, in fiscal 1996, expects to receive approximately $750,000 for the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $2 million for operating cash needs, $3 million for the required exercise of the Option described in Note 2, and $1 million for principal payments on shareholder debt as described in Note 13. In addition, the Company may also require cash to fund litigation costs related to discontinued operations and/or to make payments to creditors who have yet to make payment demands. As discussed in Note 2, the Company is currently negotiating to restructure its indebtedness to shareholders by selling the Option to them. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, either through the sale of the UBC Option to them or otherwise, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Andal Corp. and its subsidiaries. Foreign affiliates in which Andal owns 20% to 50% are accounted for using the equity method. Andal's remaining operating business is Multi-Arc. All significant intercompany transactions and accounts are eliminated in consolidation.

     Inventories

     Inventories are stated at lower of cost (determined principally by the first-in, first-out method) or market.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated over estimated useful lives on a straight-line basis.

     Revenue and Deferred Income

     Revenue is recognized when it is earned. In the case of Multi-Arc system sales, the point for revenue recognition normally corresponds to the date when the system is shipped to the customer. To the extent the Company sells coating systems or license rights to its joint ventures, a proportionate percentage of the profit on these is deferred and subsequently amortized into revenue. Such amortization offsets the related depreciation or license rights expense recorded by the corresponding joint venture company.

     Research and Development Expenses

     Research and development expenditures ($1,628,000 in 1995, $1,400,000 in 1994, and $1,222,000 in 1993) are charged to cost of revenues as incurred.

     Income (Loss) per Share

     Primary income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. Fully diluted per share amounts are not shown for the periods, as the effects would be anti-dilutive.

     The average number of shares used in computing primary income/(loss) per share was 329,859 in each of 1995, 1994, and 1993.

2.   UBC OPTION

     The Company, through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp."), owns an option (the "Option") to purchase a parcel of real estate
(the "UBC Property") located on 61st Street and First Avenue in New York City, which Option has been carried on the books of the Company at nil value for many years. The Option grants the Company the right to purchase the UBC Property for approximately $3 million in cash and is exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. The Option expires 91 (ninety-one) days after the Company has been given formal notice of such death by the Optionor. The Company was given formal notice of such death on September 22, 1995. The Company does not have the $3 million of cash that is required to exercise the Option, and it does not believe it will be able to raise such a sum through borrowings from unrelated parties or through the sale of assets other than the Option. However, under the terms of the loan described below, the Company is obligated to exercise the Option. Accordingly, on October 13, 1995 the Company gave the Optionor formal notice of its election to exercise the Option; and the parties have agreed that the transaction must be closed on or before February 27, 1996.

     The capital stock of UBC Corp. was pledged as security for a $5 million loan, hereafter referred to as the "UBC Loan," made to the Company in 1990 by Alan N. Cohen, President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "UBC Lenders").

     As of September 30, 1995, the principal balance of the loan, after adjustment for a restructuring which occurred in 1992, is $5,571,285 which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full.

     The capital stock of UBC Corp. also serves as security (second lien) for a $2,043,000 loan (hereafter referred to as the "Fleet Assignee Loan") outstanding as of September 30, 1995 between the Company and certain of its directors and a stockholder who was formerly a director.

     The Company's failure to pay the $3 million purchase price for the UBC Property will result in an event of default under the UBC Loan, which will give the UBC Lenders the right to exercise the Option on the Company's behalf and to declare the loan immediately due and payable, including all sums advanced by the UBC Lenders in exercising the Option. In addition, the UBC Lenders will have all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the UBC Property acquired by exercise of the Option. Default under the UBC Loan will also result in default under the Fleet Assignee Loan.

     Until January 1995, the Company had been under contract to sell the option to an unrelated real estate developer, who had contracted to purchase the option in 1984. The developer was unable to obtain financing to consummate the purchase; and, as a result, the Company terminated the contract. Upon termination of the contract, the Company has attempted to sell the option to various other parties. In addition, after the Company received the Option Notice from the Optionor, the Company made contact with several brokers who have not been able to identify a buyer. To date, the Company has not received a bona fide offer from a third party for the option.

     The UBC Lenders have expressed an interest in acquiring the UBC Property in satisfaction of the amount outstanding on the UBC Loan. In that event, the Company would no longer be obligated with respect to the $3 million purchase price obligation due on the UBC Option exercise.

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures (see "Sale of Minority Interest in Multi-Arc Inc." included elsewhere in this Report). After discussion, the Board members who are not UBC Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the UBC Property, following which such Board members would seek to negotiate a transaction with the UBC Lenders taking into account, in addition to the appraisal, all material circumstances relating to the UBC Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option will expire worthless.

     On November 21, 1995, the Company received a report from the independent appraiser it had retained which concluded that the range for the market value of the UBC Property was between $9.9 million and $11.9 million (before deducting the $3 million that would have to be paid to exercise the UBC Option), depending on the ultimate cost of complying with zoning restrictions and other costs that would be incurred in the development of the UBC Property. The appraiser's conclusion was based on a number of assumptions, including the assumption that a sale would occur after a reasonable exposure in a competitive market under all conditions requisite for a fair sale, with the buyer and seller acting prudently, knowledgeably, for self-interest, and not under undue duress.

     The members of the Company's Board of Directors who are not UBC Lenders and the UBC Lenders are each considering the results of the appraisal. The Company expects that formal negotiations between the Company and the UBC Lenders will commence in early January 1996.

3.   SALE OF MINORITY INTEREST IN MULTI-ARC INC.

     In December 1994, Andal sold, for $500,000 approximately 2-1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to the management by Multi-Arc utilizing Multi-Arc's revolving facility with First Fidelity Bank. These loans bear interest from 6% to 8.35% and are repayable on December 15, 2004 or upon termination of employment. The loans are secured by common stock and debentures of Multi-Arc. The Notes evidencing these loans are pledged by Multi-Arc to First Fidelity Bank.
Because of the non-recourse nature of the loans, the gain on the sale of Multi-Arc common stock of approximately $396,000 has been deferred until such time as the management loans are repaid.

     In June and September 1995, Andal sold, for $1,010,000, approximately
4.9% of the common stock of Multi-Arc to certain foreign licensees and other investors; and Multi-Arc sold to such licensees and other investors $1,010,000 of convertible subordinated debentures (convertible into approximately 3.8% of Multi-Arc common stock), the cash proceeds of which were remitted to Andal as a return of capital. These debentures bear interest at 6% and are payable on December 15, 2004. Approximately $450,000 of the common stock sold, and $450,000 principal amount of the debentures sold are evidenced by a promissory note which require monthly principal payments over three years plus interest at 6% per annum. An additional $153,000 of common stock and $153,000 principal amount of the debentures were sold on open account. The gain on these sales of Multi-Arc common stock was $800,000, of which $452,000 was deferred and will be recognized as the amounts are collected.

     The Company had agreed, in principal, to a total $3.5 million in stock sales and $3.5 million of Multi-Arc debenture issuances to its foreign licensees and other investors. However, the offer was not fully subscribed; and the unsubscribed portion of the offer has been withdrawn.

4.   MULTI-ARC JOINT VENTURES

     In 1993, Multi-Arc acquired a 29% interest in Multi-Arc Scientific Coatings (S) Pte. Ltd. ("Singapore"), a joint venture which commenced operations in August 1993. Multi-Arc's share of Singapore's net income (loss), recorded on the equity method, for the years ended September 30, 1995 and 1994 was $(110,000) and $(111,000), respectively. During fiscal 1995, the Company invested an additional $247,000 in cash and converted a long term receivable of $77,000 into equity. At September 30, 1995, Investments in Affiliates include the Company's investment in Singapore of $293,000 ($79,000 at September 30,
1994).

     Multi-Arc had a 40% equity interest in Multi-Arc India Ltd. ("India") which has a fiscal year end of March 31. In November 1994, India completed an initial public offering and was listed on the Bombay Stock Exchange. As a result of this transaction, Multi-Arc's interest in India was reduced to 21%
and the Company recorded a pretax gain of $85,000.   Multi-Arc's share of
India's net income (loss), recorded on the equity method, for the years ended September 30, 1995, 1994, and 1993 was $163,000 $95,000, and $-0-,
respectively. During fiscal 1995, the Company received $36,000 of dividends in cash. During fiscal 1994, the Company made additional equity investments in India of $218,000 in cash and received $30,000 of dividends in cash. At September 30, 1995, Investments in Affiliates includes Andal's investment in India of $975,000 ($763,000 at September 30, 1994).

5.   DISCONTINUED OPERATIONS

     The income (loss) from discontinued operations in 1995, 1994, and 1993 is comprised of the following:

                                      1995          1994          1993

     Gain on divestiture of OMC       $        0    $  69,000     $        0
     Reversal of reserve for
          income taxes                   996,000            0              0
     Income (loss) on discontinued
        construction operations           11,000     (419,000)      (527,000)
                                      ----------    ----------     ----------
                                      $1,007,000    $(350,000)     $(527,000)
                                      ==========    ==========     ==========

     On June 30, 1995, an appeals tribunal dismissed a claim against the Company by a local taxing authority for income taxes relating to certain of its discontinued operations. Income from discontinued operations for the year ended September 30, 1995 includes the reversal of a reserve for income taxes, plus accrued interest, in the aggregate amount of $996,000. The 1995 amount also includes income of $141,000 related to settlement of a construction claim and legal expenses of $130,000.

     Construction operations consisted of construction subcontracting businesses involved in wall, flooring and ceiling installation and plumbing, heating, and electrical subcontracting. The Company commenced a program to discontinue these businesses in 1981 which program was completed in 1983. The loss on discontinued construction operations for 1994 and 1993 is due to legal expenses incurred and settlements on litigation related to those businesses.

     At September 30, 1993, the Company's remaining investment in Olsher Metals Corporations ("OMC") consisted of 19.5% of OMC's common stock valued at $431,000 which approximated its share of the underlying book value of OMC. In January 1994, the Company sold its remaining investment in OMC for $500,000 in cash. The proceeds were used to repay debt. The gain on this transaction has been included in income (loss) from discontinued operations.

6.   SALE OF SALEM TUBE, INC.

     On June 18, 1991, the Company completed the sale of substantially all of the assets and liabilities of its wholly-owned subsidiary, Salem Tube, Inc.("Salem"). The sales price included a $700,000 subordinated promissory note due in equal quarterly installments beginning on September 30, 1994. The selling price of the net assets of Salem was approximately $700,000 in excess of Andal's carrying value at June 18, 1991. This gain was deferred and was to be recognized as the subordinated note payments were received. On August 4, 1994, the purchaser of Salem filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. In June 1995, the Bankruptcy Court approved Salem's Plan of Reorganization. Under the Plan, Andal received $100,000 in
June 1995, is scheduled to receive $50,000 in December 1995, and may receive another $70,000 at an unspecified time in the future, depending on the recovery of certain preference payments. All recoveries have been and will be, when and if received, credited to discontinued operations.

7.   INTEGRATED BRANDS INC.

     In December 1985, Andal purchased 46.5% of the common stock of Integrated Brands Inc. ("Integrated"), formerly Steve's Homemade Ice Cream, Inc. Through a series of transactions, Andal's interest has been reduced to 3%. At September 30, 1995 and 1994, Other Assets includes Andal's investment in Integrated of $393,000.

     On June 22, 1993, the Company's Chairman and President resigned as directors of Integrated and the Company was not in a position to exercise significant influence over the operating and financial policies of Integrated's. Accordingly, on June 23, 1993, the Company began to account for its then 21% ownership of the common stock of Integrated by the cost method.

     In August 1993, the Company sold 65,000 shares of Integrated stock for $134,000 in cash and recorded a gain of $60,000 on the transaction. During 1994, the Company disposed of 129,500 shares of Integrated in various transactions for $161,000 in cash and recorded a net gain of $14,000. In an additional transaction in August 1994, the Company sold 2,000,000 shares of Integrated for $1,500,000 in cash and recorded a loss of $780,000. All proceeds were used to repay debt.

8.   ACCOUNTS RECEIVABLE

     Receivables consist of the following:


                                                     September 30,

                                            1995                1994
          Accounts receivable               $5,096,000          $4,142,000
          Allowance for doubtful
               accounts                        (98,000)           (114,000)
                                            -----------         -----------
                                            $4,998,000          $4,028,000
                                            ==========          ==========

9.   INVENTORIES

     Inventories consist of the following:


                                                      September 30,

                                             1995               1994
          Raw materials and supplies         $  820,000         $1,198,000
          Work in progress                      253,000             56,000
                                             ----------         ----------
                                             $1,073,000         $1,254,000
                                             ==========         ==========

10.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      September 30,
                                             1995               1994

          Building and leasehold
             improvements                    $ 2,521,000        $ 2,987,000
          Furniture and equipment             24,098,000         23,403,000
                                             ------------       ------------
                                              26,619,000         26,390,000
          Less accumulated
             depreciation and
               amortization                  (15,830,000)       (16,658,000)
                                             ------------       ------------
                                             $10,789,000        $ 9,732,000
                                             ===========        ===========
     Substantially all property and equipment at September 30, 1995 is pledged as collateral pursuant to loan agreements.

     In addition to property owned, the company leases various operating facilities and equipment. Rent expense under operating leases was $1,321,000, $1,305,000, and $1,457,000 for the three years ended September 30, 1995, 1994, and 1993, respectively.

     The aggregate minimum rental commitments under operating leases as of September 30, 1995 for each of the fiscal years ended September 30 are as follows: 1996, $1,130,000; 1997, $1,016,000; 1998, $758,000; 1999, $501,000;
2000, $234,000, and $95,000 thereafter.

11.  401K PLANS

     The Company maintains several defined contribution 401K savings plans for the benefit of its employees. Annual contributions to the plans are at the discretion of management. Aggregate expense related to all plans amounted to $294,000 in 1995, $225,000 in 1994, and $97,000 in 1993.

12.  CREDIT FACILITIES AND LONG TERM DEBT

     Long term debt consists of the following:

                                                  September 30,
                                               1995           1994
     First Fidelity Bank, N. A.
          U. S. -Term loan                     $ 5,214,000    $ 6,000,000
          Revolving credit facility              1,500,000              0
          U. K. - Term loan                      2,370,000              0
     Siemens Financial Services                          0      1,766,000
     Bank of Scotland                                    0        358,000
     Capital Leases                                      0        123,000
     Other                                           8,000         70,000
                                               ------------    -----------
                                                 9,092,000      8,317,000
     Less current portion                       (1,206,000)    (1,365,000)
                                                -----------    -----------

                                                $7,886,000     $6,952,000
                                                ==========     ==========
     In September 1995, the Company refinanced the debt of its subsidiary, Multi-Arc (UK) Ltd., with First Fidelity Bank N. A. The new credit facilities consist of a five-year term loan in the principal amount of Pounds Sterling1,500,000 repayable in quarterly installments of Pounds Sterling 54,000 commencing in December 1995 and a final installment of Pounds Sterling 474,000 due in September 2000. Proceeds of the term loan were used to repay outstanding indebtedness to Siemens Financial Services and Bank of Scotland, to advance an inter-corporate loan to Multi-Arc Inc., and for acquisition of new equipment. In addition to the term loan, First Fidelity has extended a Pounds Sterling250,000 overdraft facility for working capital purposes. At September 30, 1995, no borrowings had been made under this facility.

     During 1994, the Company's Board of Directors (and subsequently the shareholders) approved a Plan of Restructuring that caused substantially all of the assets and liabilities of its Multi-Arc Scientific Coatings division to be transferred to Multi-Arc Inc. In connection with the restructuring, Multi-Arc Inc. assumed the Company's obligations under its 5 1/2% convertible subordinated debentures due in 1997 and the related indenture (see Note 14). The debentures continue to be convertible into Andal common stock. Also, in connection with the restructuring, Multi-Arc Inc. obtained a $6 million term loan repayable in equal monthly installments over seven years from First Fidelity Bank, N.A. with interest at 8.36%. Proceeds of the term loan were used to retire intercompany indebtedness to Andal; and Andal, in turn, applied a substantial portion of the proceeds to the prepayment of its bank indebtedness to Chemical Bank. In addition to the term loan, First Fidelity Bank has extended a $4 million revolving credit facility, due March 31, 1997, to Multi-Arc for working capital purposes. Borrowings under this facility are limited based on specified percentages of eligible receivables and inventories, and bear interest at the prime rate. At September 30, 1995, Multi-Arc had an additional $1,550,000 available under this facility.

     Andal's remaining obligation to Chemical Bank consists of $941,000 of aggregate liability under outstanding letters of credit issued by Chemical Bank in connection with an appeal bond and in connection with its discontinued real estate development activities. Because of Andal's inability to fund the liabilities represented by the letters of credit, in order to secure the release of collateral held by Chemical Bank so that Multi-Arc could obtain its term loan and revolving credit facility from First Fidelity Bank, Messrs. Andrew J. Frankel, Paul A. Milstein, and Alan N. Cohen each personally guaranteed one-third of the letter of credit liabilities, for which Andal has agreed to pay to Messrs. Frankel, Milstein, and Cohen an aggregate annual guarantee fee equal to 2% of the letters of credit outstanding.

     In July 1993, Multi-Arc (UK) Ltd. rescheduled its debt due Siemens Financial Services into a fixed rate, five-year term loan repayable in equal monthly installments with interest at 7-3/8% and, in connection therewith, received forgiveness of debt in the amount of $77,000 which was recorded as income in 1993.

     Substantially all of the Company's assets serve as collateral for the various term loans and lines of credit. The various term loan agreements require the Company to maintain compliance with certain financial ratios and other covenants. As of September 30, 1995, the Company was in compliance with or has obtained waivers of all such covenants for which it was not in compliance. The agreement covering the U. S. term loan and revolving credit facility has been modified to make certain financial covenants less restrictive.

     The aggregate annual maturities of long term debt during the next five fiscal years (including the debt due shareholders) are: 1996, $2,456,000; 1997, $9,062,000; 1998, $1,198,000; 1999, $1,198,000; and 2000, $1,198,000.
Interest paid during the fiscal years ended September 30, 1995, 1994, and 1993 amounted to $1,631,000, $1,650,000, and $1,125,000, respectively.

13.  DEBT DUE SHAREHOLDERS

     Debt due shareholders consists of:

                                             September 30,
                                       1995              1994

     UBC Lenders                       $5,571,000        $5,571,000
     Fleet Assignees                    2,043,000         2,543,000
                                       -----------       -----------

                                        7,614,000         8,114,000
     Less current portion              (1,250,000)         (750,000)
                                       -----------       -----------

                                       $6,364,000        $7,364,000
                                       ==========        ==========

     On July 5, 1990, Andal borrowed an aggregate of $5 million from Alan N. Cohen, Paul Milstein, and a partnership controlled by Andrew J. Frankel, collectively referred to as the "UBC Lenders." Messrs. Frankel and Cohen are officers, directors, and principal shareholders; and Mr. Milstein is a principal shareholder and former director of Andal. The proceeds of the loan were used to reduce current indebtedness and for general corporate and working capital purposes.

     The loan is secured by a pledge of the stock of a subsidiary which holds Andal's option to purchase a parcel of real estate located at 61st Street and First Avenue in New York City (the "UBC Property") and must be prepaid in the event of a sale of the Company's interest in that property. (See Note 2.) In connection with the loan, the Company paid the UBC Lenders a $50,000 commitment fee and issued to them an aggregate of 25,000 warrants, each entitling the holder to purchase one share of common stock for $80.00 per share. The closing market price of Andal's common stock on July 5, 1990 was $65.00 per share. The warrants were exercisable from December 31, 1990 until July 5, 1995 at which time they lapsed unexercised. The Company agreed to pay the UBC Lenders' expenses incurred in connection with the loans and to indemnify the UBC Lenders against any claims which may be asserted against them by reason of the loans.

     In May 1992, the Company restructured this indebtedness. Under the terms of the restructuring, the interest rate was reduced from 2 1/2% over the prime rate to the prime rate; and interest accrued from October 1, 1991 through March 31, 1993 was deferred and added to principal. The principal amount of the loans and all accrued and unpaid interest has been rescheduled to be payable on the earlier of March 31, 1997 or the day after the Company's obligations to banks have been paid in full. In addition to prepayment in the event of a sale of the Company's interest in the UBC Property (see Note 2), the restructuring agreement also requires prepayments if the Company obtains cash recoveries on various claims and litigations relating to its discontinued construction operations and/or if the Company's cash flow from operations exceeds a specified amount.

     In consideration for the restructuring, the banks consented to the Company granting to the UBC Lenders a second lien on all of the assets of the Company which serve as collateral for the bank loans; and the UBC Lenders consented to the Company's granting to the banks a second lien on the stock of the subsidiary of the Company which holds the Company's interest in the UBC Option.

     In March 1994, after discussions initiated by Fleet Bank, which had indicated that it desired to dispose of its portion of the Company's bank loans, Frankhill Associates, Alan N. Cohen, and Paul Milstein (collectively, in such capacity, the "Fleet Assignees") each purchased a one-third interest in the Company's indebtedness to Fleet Bank (the "Fleet Indebtedness"), which indebtedness totalled $3,042,000. The terms of such indebtedness did not change as a result of this purchase. In November 1994, Peter D. Flood, a director of the Company and Chief Executive Officer of Multi-Arc Inc., purchased an aggregate of 6.4% of the Fleet Indebtedness from Frankhill Associates, Alan N. Cohen, and Paul Milstein.

     As part of the restructuring, Andal has renegotiated the repayment schedule on $2,543,000 due to the Fleet Assignees. Principal payments on this debt, at the rate of $250,000 per quarter, did not begin until March 31, 1995, with the remaining principal balance becoming due on March 31, 1997. The payment that was due on September 30, 1995 was made on October 24, 1995. Furthermore, Andal is required to make prepayments to the extent that it sells any of its capital assets or receives capital distributions from Multi-Arc. The Fleet Indebtedness bears interest at 1% over the prime rate payable quarterly. The UBC Loans continue to be due and payable on the earlier of March 31, 1997 or the day after the Fleet Assignee debt has been paid in full.

     In order to facilitate the restructuring, the Fleet Assignees agreed to yield their lien on Multi-Arc's assets and to defer the approximately $1.6 million payment to which they would have otherwise been entitled; and Chemical Bank agreed to accept a $255,000 discount for payment in full to it of the Company's outstanding debt. In consideration for the concessions agreed to by the Fleet Assignees, the Company's Board of Directors (Messrs. Frankel and Cohen not voting) approved a payment of $255,000 by the Company to the Fleet Assignees.

     See Notes 1 and 2 for a discussion of the potential sale of the UBC Property to the UBC Lenders in satisfaction of the UBC Loan.

14.  CONVERTIBLE SUBORDINATED DEBT

     Convertible subordinated debt at September 30, 1995 and 1994 consists of $1,825,000 of Andal's 5 1/2% convertible subordinated debentures due in 1997 and, at September 30, 1995, $1,510,000 of Multi-Arc's 6% convertible subordinated debentures due in 2004 (see Note 3).

     Andal's 5 1/2% convertible subordinated debentures are (i) at Andal's election, redeemable (with accrued interest) at 100% of the principal amount; and (ii) convertible into one common share for each $450.00 of principal amount, subject to usual anti-dilution provisions, or a total of 4,056 common shares at September 30, 1995. All sinking fund requirements have been met. (See Note 12.)

     The Multi-Arc debentures are convertible into approximately 5.7% of the common stock of Multi-Arc Inc. at any time after September 30, 1996.

15.  CAPITAL SHARES

     At September 30, 1995, common shares reserved for future issuance were as follows:

          Issuable under stock option plans                          15,000
          Issuable upon conversion of convertible
               subordinated debentures                                4,056

16.  STOCK OPTIONS

     In 1987, Andal adopted a Stock Option Plan under which options covering up to 15,000 shares of Andal common stock may be granted to eligible key employees. Options granted under the plan may be either "incentive stock options" or non-qualified options. Under the plan, the purchase price per share for stock options granted must equal or exceed the market value of Andal's common stock at the time of grant. All options granted under the plan expire no later than five years from the date of grant. Options may not be exercised for a period of 30 months after grant. After 30 months, 40% of the option shares may be exercised; after 42 months, 60% of such shares may be exercised; and, after 48 months, all of such shares may be exercised. The options expire 60 months after grant. The Board of Directors or the Compensation Committee thereof may accelerate, in whole or in part, the time or times at which such options may be exercised. In the case of incentive stock options, whether granted under this plan or any earlier plan of the Company, no more than $100,000 in value of shares (determined on the date of grant) may become exercisable by any single optionee during any calendar year.

     The plan also permits the granting of stock appreciation rights either at the time that an option is granted or a later time under which an optionee may, instead of paying the option price and receiving the full number of shares covered by the exercised option, receive instead the then excess of the value of the shares subject to the option over the option price. Payment under a stock appreciation right may be in shares of stock (at current fair market value), or cash, or any combination thereof.

     No options were converted or exercised under this plan in 1995, 1994, and 1993.

     At September 30, 1995, there were 6,050 shares (6,170 at September 30,
1994) reserved for future grant of options. At September 30, 1995 and 1994, none of the outstanding options were exercisable. A summary of stock option transactions follows:

                     1987 Stock Option Plan

                                                     Average Price per
                            Number of Shares              Share

Options outstanding at
   September 30, 1992                11,630                   $ 41.80
   Cancelled during 1993             (2,700)                  $143.52
Options outstanding at
   September 30, 1993                 8,930                   $ 11.15
   Cancelled during 1994               (100)                  $112.50
Options outstanding at
   September 30, 1994                 8,830                   $ 10.00
   Cancelled during 1995             (8,830)                  $ 10.00
   Granted during 1995                8,950                   $  2.25
Options outstanding at
   September 30, 1995                 8,950                   $   2.25


     In December, 1994, Multi-Arc adopted the Multi-Arc Inc. 1994 Incentive and Non-Statutory Stock Option Plan (the "Multi-Arc Plan") under which options covering up to 5,000 shares of Multi-Arc common stock may be granted to by employees. Under the Plan, the purchase price per share for stock options granted must equal or exceed the market value of Multi-Arc's stock at time of grant. Options may be exercised at the rate of 20% per annum. The options expire ten years after date of grant.

     During 1995, Multi-Arc Inc. granted options for 5,000 shares to eligible employees at $205.13 per share. No further shares are available for grant under the Multi-Arc Plan.

17.  INCOME TAXES

     Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis. The provision (credit) for income taxes principally represents federal taxes in 1994 and state and local taxes for each of the years ended September 30, 1995, 1994, and 1993.

     The Company has adopted the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," effective October 1, 1993. As permitted by the Statement, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect on the Company's financial statements as of October 1, 1993 for adopting Statement No. 109.

     Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     At September 30, 1995, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $31.5 million which expire in varying amounts in years 1995 through 2008. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $2.8 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and 1994 are as follows:

                                                  1995             1994
     Deferred Tax Assets:

     Accruals and Reserves                        $ 3,074,000      $2,514,300
     Installment Note                                 258,000         279,600
     Deferred Gain on Sale of Subsidiary Stock        181,000               0
     Future Tax Benefit of NOL Carryforwards       13,329,000      13,354,200
     Future Tax Benefit of Credit Carryforwards       564,000         473,000
                                                  ------------     ----------

     Gross Deferred Tax Assets                     17,406,000      16,621,100

                                                  ------------     ----------
     Deferred Tax Liabilities:
     Fixed Assets and Intangibles                   1,053,000         354,000
     Foreign income                                   498,000         167,000
     Investment in Foreign Joint Ventures             124,000               0
                                                   -----------     ----------

     Deferred Tax Liabilities                       1,675,000         521,000
                                                   -----------     ----------
     Net Deferred Tax Assets                       15,731,000      16,100,100
     Valuation Allowance                          (15,731,000)    (16,100,100)

                                                  ------------    ------------
     Net Deferred Taxes                           $         0     $         0
                                                  ===========     ===========
     The Company has provided a valuation allowance because it is more likely than not that the net deferred tax assets will not be realized.

     The reconciliation of income taxes computed at the U. S. statutory rate to income tax expense for the year ended September 30, 1995 and 1994 is:

                                            1995          1994

     Tax expense (benefit) at
          U. S. statutory rate             $317,000    $(387,000)
     State taxes, net of federal
          benefit                            46,000            0
     Utilization of federal and state
          net operating losses             (300,000)     551,300
     Foreign earnings permanently
          reinvested                        (16,000)    (145,000)
     Other items                              7,000       (2,300)

     Income tax expense (benefit)          $ 54,000     $(17,000)

18.  LITIGATION

     In August 1982, National States Electric Corp. ("NSEC"), a subsidiary of the Company then engaged in the electrical contracting business, commenced an action in the New York Supreme Court, County of New York, against LFO Construction Company ("LFO") for breach of contract. The action arose out of a subcontract agreement between NSEC and LFO in connection with a New York City construction project for which LFO served as construction manager. LFO, in response, asserted various counterclaims and set-offs against NSEC; and, in October 1982, LFO and two other parties commenced an action in the same court against NSEC, the Company, and Andrew J. Frankel, Chairman of the Board of the Company, in which the plaintiffs essentially realleged the counterclaims and set-offs. These actions were tried in October 1992. The court dismissed the claims against the Company and Mr. Frankel on the merits and with prejudice; but the jury returned a verdict against NSEC for approximately $3.8 million, including interest and costs; and a judgement was entered on the verdict in November 1992. LFO and its associates appealed from that part of the judgement which dismissed the action against the Company and Mr. Frankel. NSEC, in turn, appealed from the judgement against it. In April 1994, the Appellate Division affirmed the dismissal of the claims against the Company and Mr. Frankel. In addition, the Court struck the award for damages against NSEC and remanded the matter to the trial court for a new trial as to damages. In January 1995, NSEC settled the issue of damages with LFO by assigning to LFO its only asset which consisted of a claim it had against the New York City Transit Authority for work it performed for the Authority many years ago. The claim has been carried on the books of NSEC at no value; and, accordingly, the settlement did not result in any loss to the Company.

     The Company, as successor to Circle Industries Corp. ("Circle"), its former subsidiary engaged in the installation of flooring, is a defendant in an action before the Supreme Court, New York County, commenced in May 1983 by Manhattan Plaza Associates against Circle and others alleging negligent installation of flooring and installation of defective flooring resulting in damages allegedly in excess of $5 million. The Company has filed an answer denying liability, asserting defenses and cross-claiming against Masonite Corporation, the manufacturer of the flooring. In June 1994, a similar action against the Company was settled for a cash payment by the Company of approximately $100,000. The Company cannot determine what effect the outcome of the aformentioned legal proceeding will have on the Company's financial position, results of operations, or liquidity. No liability has been accrued for this matter, as it is not considered probable that a liability has been incurred.

     The Company is aware of various other lawsuits, claims, and administrative proceedings which are pending involving it and its subsidiaries.

     In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly results of operations for the fiscal years ended September 30, 1995 and 1994 are summarized in the following table:

                                First       Second      Third      Fourth
                                Quarter     Quarter     Quarter    Quarter
                                   (Thousands of Dollars,
                                   except per Share Amounts)

1995
Operating revenues              $6,507      $8,404      $7,753     $7,719
Income (loss) from operations      277       1,069         542        526
Income (loss) from
   continuing operations           (81)        595         241        124
Net income (loss)                 (192)        696       1,273        109
Income (loss) per common share:
     Income (loss) from
        continuing operations     (.24)       1.80         .73        .38
     Net income (loss)            (.58)       2.11        3.86        .33

1994
Operating revenues              $5,897      $7,833      $6,942     $6,405
Income (loss) from operations      147         978         501          1
Income (loss) from
   continuing operations          (231)        591         111     (1,242)
Net income (loss)                 (553)        591          91     (1,250)
 Income (loss) per common share:
     Income (loss) from
        continuing operations     (.70)       1.79         .34      (3.77)
     Net income (loss)           (1.68)       1.79         .28      (3.79)

     In the fourth quarter of 1995, the Company recorded additional gains of $160,000 on the sale of minority interest in Multi-Arc Inc. and additional minority interest in the net income of Multi-Arc Inc. of $93,000.

     In the fourth quarter of 1994, the Company recorded a loss of $780,000 on the sale of Integrated stock (see Note 6) and incurred $218,000 of legal expenses in connection with restructuring activities.

20.  INDUSTRY SEGMENT INFORMATION

     Andal, through its Multi-Arc Inc. subsidiary, is engaged in surface enhancement, the business of coating materials, primarily metals. Multi-Arc is also engaged in the design, manufacture, assembly, and sale of proprietary coating equipment systems.

     Operating profit (loss) is computed as total revenue less operating expenses. The computation includes other income but excludes interest expense, general corporate overhead, and income taxes. Identifiable assets by industry are those assets that are used in Andal's operations in each industry segment.

     Export sales of coating system equipment amounted to $2,630,000 in 1993, principally to the Far East.

     The following table sets forth information on the effects of foreign operations (principally in the United Kingdom) as of and for the years ended September 30, 1995, 1994, and 1993:

                                        September 30,
                                  1995      1994      1993
                                   (Thousands of Dollars)

Revenues                          $5,255    $4,268    $3,986
Operating profits                  1,363       869       713
Identifiable assets                6,463     5,352     5,467
Capital expenditures               1,411       340       193
Depreciation and amortization        547       622       615

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549




                            EXHIBITS

                               to

                   ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED

                       SEPTEMBER 30, 1995


                          ANDAL CORP.

                         EXHIBIT INDEX


EXHIBIT   DESCRIPTION OF EXHIBIT

3(a) Restated Certificate of Incorporation of the Company as filed with the Secretary of State of New York on March 16, 1972 (the "Certificate of Incorporation") (incorporated by reference to
          Exhibit 3(a) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

3(b) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on November 5, 1979 (incorporated by reference to Exhibit 3(b) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

3(c) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on October 22, 1981 (incorporated by reference to Exhibit 3(c) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

3(d) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on November 7, 1983 (incorporated by reference to Exhibit 3(d) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

3(e) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on April 8, 1987 (incorporated by reference to Exhibit 4.5 to Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 5, 1987).

3(f) Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of New York on June 15, 1993 (incorporated by reference to Exhibit 3(f) to Company's Annual Report on Form 10-K for Fiscal Year ended September 30, 1993).

3(g) By-laws of the Company (incorporated by reference to Exhibit 4.6 to Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 5, 1987).

4(a) Indenture dated as of September 15, 1972 between the Company and Manufacturers Hanover Trust Company, as Trustee, relating to the Company's 5 1/2% convertible subordinated debentures due September 15, 1997 (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for fiscal year ended September 30,
          1986).

4(b) First Supplemental Indenture dated as of January 12, 1982 between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 5 1/2% convertible subordinated debentures due September 15, 1997 (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

10(a)     1987 Stock Option Plan of the Company (incorporated by reference to
          Exhibit 10(c) to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1987).

10(b) Option Agreement dated as of August 1, 1982 between Schnurmacher Corp. and the Company (incorporated by reference to Exhibit 10(v) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

10(c) Lease dated May 11, 1988, containing an Option to Purchase, between Roundhill Associates and the Company (incorporated by reference to Exhibit 10(ag) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1988).

10(d) Intercreditor Agreement among Frankhill Associates, Paul Milstein, Alan N. Cohen, and Andal Corp. dated July 5, 1990 (incorporated by reference to Exhibit 10(ac) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990).

10(e) Stock Pledge Agreement among Andal Corp., Frankhill Associates, Paul Milstein, and Alan N. Cohen dated July 5, 1990 (incorporated by reference to Exhibit 10(ad) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990).

10(f) Warranty Agreement among Andal Corp., Frankhill Associates, Paul Milstein, and Alan N. Cohen dated July 5, 1990 (incorporated by reference to Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990).

10(g) Employment Agreement dated as of January 1, 1991, by and between the Company and Peter D. Flood (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

10(h) Restructuring Agreement, Amendment, Guarantee, and Security Agreement dated May 27, 1992 ("Restructuring Agreement") by and among Andal Corp., certain subsidiaries of Andal Corp., Norstar Bank, Manufacturers Hanover Trust Company, Manufacturers Hanover Trust Company as agent for the banks, Alan N. Cohen, Paul Milstein, Frankhill Associates, and the Bank of New York as collateral agent for the Lenders (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992).

10(i) First Amendment to the Restructuring Agreement dated June 5, 1992 (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992).

10(j) Plan of Restructuring adopted by the Board of Directors and Andal Corp. as approved by the Shareholders on August 16, 1994.

10(k) Loan and Security Agreement dated September 30, 1994 by and between First Fidelity Bank, N.A. and Scientific Coatings of Illinois, Inc., Scientific Coatings, Inc., and SCI Coatings Southwest, Inc.

10(l) Subordination Agreement dated September 30, 1994 of Multi-Arc Inc. as debtor and Andal Corp. as subordinated lender in favor of First Fidelity Bank, N.A.

10(m) Security Agreement dated September 30, 1994 by and between First Fidelity Bank, N.A. and Vagle Technology, Inc., Multi-Arc, Inc. (a Minnesota corporation), Multi-Arc Inc., Multi-Arc of Ohio, Inc., and
          S. C. I. Coatings Limited.

10(n) Amendment dated September 30, 1994 to the Restructuring Agreement, Amendment, Guarantee, and Security Agreement dated May 27, 1992 among Andal Corp. and certain subsidiaries, Fleet Bank, Chemical Bank, Alan N. Cohen, Paul Milstein, Frankhill Associates, and The Bank of New York as collateral agent.

10(o) Multi-Arc Inc., Andal Corp., and United States Trust Company of New York, Trustee. Second Supplemental Indenture dated as of September 30, 1994 5 1/2% Convertible Subordinated Debentures due 1997.

10(p) Pledge and Security Agreement dated September 30, 1994 by and among Andal Corp. and First Fidelity Bank, N.A.

22        Subsidiaries of the Company

24(a)     Consent of Kelly Graham Myska & Partners.

24(b)     Consent of KPMG Peat Marwick.

24(c)     Consent of BDO Seidman.

27        Financial Data Schedule

EXHIBIT 10(p)

 No. A-(Number)                                       $(Amount #)



                         MULTI-ARC INC.
                      Rockaway, New Jersey
                Issue Date:  September 15, 1995

             6% Convertible Subordinated Debenture
                     Due December 15, 2004


     Multi-Arc Inc., a Delaware corporation (the "Corporation"), for value received, promises to pay to (Name) or registered assigns, the sum of (Amount Written) Dollars ($(Amount #)) on December 15, 2004 upon presentation and surrender of this Debenture at the office of the Corporation in Rockaway, New Jersey, and to pay interest at the rate of six percent (6%) per annum semi-annually on the first day of January and July of each year, computed from the Issue Date, until payment of the principal amount of this Debenture has been made. Payment of principal and interest shall be made at the offices of the Corporation, in lawful money of the United States of America, and shall be mailed to the registered owner or owners hereof at the address appearing on the books of the Corporation.

     1. The Debenture. This Debenture is one of a duly authorized issue of $4,000,000 of debentures of the Corporation designated as its 6% Convertible Subordinated Debentures due December 15, 2004 (the "Debentures") and issued in denominations of $1,000, all of like date, tenor and maturity, except variations necessary to express the number and payee of each debenture and except for the Issue Date.

     2. Equal Rank. All debentures of this issue and series rank equally and ratably without priority over one another.

     3. Conversion. The holder or holders of this Debenture may convert, at any time prior to the maturity hereof, after September 30, 1996 (or at any time before that date if the Corporation shall then have sold in a registered public offering at least $5,000,000 of its Common Stock) the principal amount of this Debenture into common stock of the Corporation at the conversion ratio of $266.6667 of debenture principal for one share of common stock, or at the adjusted conversion price (as provided for herein) in effect at the time of the conversion; provided that if the Corporation has called this Debenture for redemption, the right to convert shall terminate at the close of business on the second business day prior to the day fixed as the date for the redemption.

     To convert this Debenture, the holder or holders must surrender the same at the office of the Corporation, accompanied by a written notice of conversion and by a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed by the registered holder or holders hereof or a duly authorized attorney.

     The shares to be delivered upon conversion of this Debenture are to be repurchased by the Corporation from its parent Andal Corp. pursuant to that certain Contingent Repurchase Agreement dated December 16, 1994 between the Corporation and Andal Corp. which the Corporation acknowledges has been entered into for the benefit of the holder hereof.

     4. Fractional Shares. The Corporation shall convert this debenture into fractional shares to at least the fifth decimal place rounded even. No cash shall be paid in lieu of any remaining fraction.

     5. Adjustments to Conversion Ratio. If the Corporation at any time pays to the holders of its common stock a dividend in common stock, the number of shares of common stock issuable upon the conversion of this Debenture shall be proportionally increased, effective at the close of business on the record date for determination of the holders of the common stock entitled to the dividend.

     If the Corporation at any time subdivides or combines in a larger or smaller number of shares its outstanding shares of common stock, then the number of shares of common stock issuable upon the conversion of this Debenture shall be proportionally increased in the case of a subdivision and decreased in the case of a combination, effective in either case at the close of business on the date that the subdivision or combination becomes effective.

     If the Corporation is recapitalized, consolidated with or merged into any other corporation, or sells or conveys to any other corporation all or substantially all of its property as an entity, provision shall be made as part of the terms of any such transaction so that the holder or holders of this Debenture may receive, in lieu of the common stock otherwise issuable to them upon conversion hereof, at the same conversion ratio, the same kind and amount of securities or assets as may be distributable upon the recapitalization, consolidation, merger, sale, or conveyance with respect to the common stock.

     6.   Subordination.

          (a) Anything herein or in the Debenture to the contrary notwithstanding, the indebtedness evidenced by the Debenture and the payment of principal of and interest on the Debenture shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to all Senior Indebtedness of the Corporation, as defined herein, whether outstanding at the date of this Agreement or incurred after the date of this
 Agreement:

               (i) The indebtedness evidenced by this Debenture shall not have any claim to the assets of the Corporation on a parity with or prior to the claim of the Senior Indebtedness, and, unless and until the Senior Indebtedness shall have been fully paid and satisfied, no holder of the Debenture will (a) take, demand or receive, and the Corporation will not make, give or permit, directly or indirectly, by set-off, redemption, purchase or in any other manner, any payment or security for the whole or any part of the principal of or interest on the indebtedness evidenced by the Debenture; provided, however, that so long as no default or event of default with respect to any Senior Indebtedness has occurred and is continuing, and so long as no default hereunder has occurred and is continuing, payments of interest on the Debenture may be made when due or within ten (10) days in advance thereof, in accordance with the terms hereof; or (b) commence any proceeding to enforce payment of the indebtedness evidenced by this Debenture, or join with any other creditors of the Corporation in commencing any proceeding against the Corporation under any bankruptcy, reorganization, readjustment of debt, dissolution, receivership or liquidation proceeding or otherwise exercise any remedies otherwise permitted by applicable law upon a default hereunder.

          (ii)   In the event of any insolvency or bankruptcy proceedings,
      and   any receivership,  liquidation, reorganization or other similar proceedings in connection therewith, relative to the Corporation or to its creditors, as such, or to its property, and in the event of any proceedings for voluntary or involuntary liquidation, dissolution or other winding-up of the Corporation whether or not involving insolvency or bankruptcy, then the holders of Senior Indebtedness shall be entitled to receive payment in full of all principal and interest on all Senior Indebtedness before the holder of the Debenture are entitled to receive any payment on account of principal or interest upon the Debenture, and to that end, the holders of Senior Indebtedness shall be entitled to receive for application in payment thereof any payment or distribution of any kind or character, whether in cash or property or securities, which may be payable or deliverable in any such proceedings in respect of the Debenture, except securities which are subordinate and junior in right of payment to the payment of all Senior Indebtedness then outstanding;

               (iii) In the event that this Debenture is declared due and payable before its expressed maturity because of the occurrence of a default hereunder (under circumstances when the provisions of the foregoing clause (ii) shall not be applicable), the holders of the Senior Indebtedness shall be entitled to receive payment in full of all principal and interest on all Senior Indebtedness before the holders of the Debenture is entitled to receive any payment on account of the principal or interest upon the Debenture; and

               (iv) If any payment or distribution or security, or the proceeds of any thereof, is collected or received by any holder of the Debenture in respect of any of the indebtedness evidenced by the Debenture prior to the full payment and satisfaction of the Senior Indebtedness, and such collection or receipt is not expressly permitted under this Agreement, such holder of the Debenture will forthwith deliver the same, in precisely the form received (except for the endorsement or assignment of such holder of the Debenture where necessary), to the holders of Senior Indebtedness, or to their representative or representatives to be turned over to the holders of Senior Indebtedness, for application as a payment on account of the Senior Indebtedness, and unless so delivered by such holder of the Debenture, the same shall be held in trust by such holder of the Debenture as the property of the holders of Senior Indebtedness.

          (b) The holder of the Debenture undertakes and agrees for the benefit of each holder of Senior Indebtedness to execute, verify, deliver and file any proofs of claim, consents, assignments or other instruments which any holder of Senior Indebtedness may at any time require in order to prove and realize upon any rights or claims pertaining to the Debenture and to effectuate the full benefit of the subordination contained herein; and upon failure of the holder of any Debenture so to do, any such holder of Senior Indebtedness shall be deemed to be irrevocably appointed the agent and attorney-in-fact of the holder of the Debenture to execute, verify, deliver and file any such proofs of claim, consents, assignments or other instrument.

          (c) Without the necessity of any reservation of rights against the holder of the Debenture, without notice to or further assent by any holder of the Debenture, without affecting the liabilities and obligations hereunder of any holder of the Debenture and without affecting the subordination provisions provided for herein, any present or future holder of Senior Indebtedness may modify or amend the terms of such Senior Indebtedness or any security or guaranty therefor (including but not limited to extending the time of payment) and may increase the amount of such Senior Indebtedness and may release, sell or exchange such security or guaranty and otherwise deal freely with the Corporation and any other party obligated to such Holder with respect to such Senior Indebtedness.

          (d) No present or future holder of Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Debenture by any act or failure to act or delay in acting on the part of the Corporation or such holder. The provisions of this Section are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand and the holder of the Debenture on the other hand, and nothing herein shall impair as between the Corporation and the holder of the Debenture the obligation of the Corporation, which is unconditional and absolute, to pay to the holder thereof the principal, premium, if any, and interest thereon in accordance with its terms, nor shall anything therein prevent the holder of the Debenture from exercising all remedies otherwise permitted by applicable law or hereunder upon default hereunder subject to the rights under this Section of holders of Senior Indebtedness to receive cash, property or securities otherwise payable or deliverable to holder of the Debenture.

          (e) The Corporation agrees, for the benefit of the holders of Senior Indebtedness, that in the event that the Debenture is declared due and payable before its expressed maturity because of the occurrence of a default hereunder (i) the Corporation will give prompt notice in writing of such happening to the holders of Senior Indebtedness and (ii) absent the written consent of the holder of such Senior Indebtedness to the Corporation all Senior Indebtedness shall forthwith become immediately due and payable upon demand regardless of the expressed maturity thereof.

          (f) Subject to the payment in full of all Senior Indebtedness, the holder of the Debenture shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property or securities of the Corporation applicable to the Senior Indebtedness until the principal of, premium, if any, and interest on the Debenture shall be paid in full and no such payments or distributions to the holder of the Debenture of cash, property or securities otherwise distributable to the holders of the Senior Indebtedness shall, as between the Corporation, its creditors, other than the holders of Senior Indebtedness, and the holder of the Debenture, be deemed to be a payment by the Corporation to or on account of the Debenture. It is understood that these subordination provisions are and are intended solely for the purpose of defining the relative rights of the holder of the Debenture, on the one hand, and the holders of the Senior
 Indebtedness, on the other hand. Nothing contained herein is intended to or shall impair, as between the Corporation, its creditors, other than the holders of Senior Indebtedness, and the holder of the Debenture, the obligation of the Corporation, which is unconditional and absolute, to pay to the holder of the Debenture the principal of, premium, if any, and interest on the Debenture as and when the same shall become due and payable in accordance with its terms, or to affect the relative rights of the holder of the Debenture and creditors of the Corporation, other than the holders of the Senior Indebtedness.

     (g) The term "Senior Indebtedness" shall mean the principal of (and premium, if any) and unpaid interest on (i) indebtedness of the Corporation, whether outstanding on the date of execution of this Debenture or thereafter created, incurred or assumed, which is (a) for money borrowed or (b) evidenced by a note, debenture or other similar instrument given in connection with the acquisition of any property or assets, including securities, (ii) any indebtedness of others of the kinds described in the preceding clause
 (i) guaranteed by the Corporation or for which the Corporation is otherwise liable, and (iii) amendments, modifications, renewals, extensions and refundings of any such indebtedness, including without limitation, the FFB Indebtedness; provided, however, that the term shall not include any indebtedness of the character described in clauses (i) or (ii) above, or any amendment, increases, renewal, extension or refunding of any such indebtedness if in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is expressly provided that such indebtedness, or such amendment, renewal, extension or refunding thereof is not senior in right of payment to the Debenture.

          (h) The term "FFB Indebtedness" shall mean the indebtedness of the Corporation to First Fidelity Bank, N.A. ("FFB") under a Guaranty and Suretyship Agreement- NJ - Corporation dated September 30, 1994 by the Corporation and others in favor of FFB, pursuant to which, inter alia, the Corporation guaranteed all the then existing and thereafter incurred indebtedness of Scientific Coatings of Illinois, Inc., Scientific Coatings, Inc. and SCI Coatings Southwest, Inc. to FFB.


     7. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Debenture shall immediately be due and payable:

     (a) The Corporation fails to pay any interest on this Debenture when it is due and payable, and the failure continues for a period of 30 days;

     (b) The Corporation fails to pay the principal of this Debenture at its maturity;

     (c) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated insolvent or bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

     (d) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in, the proceeding; or a receiver or trustee is appointed for the Corpora-tion or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

     8. Redemption. This Debenture may be redeemed at any time on or after October 1, 1996, prior to maturity, as a whole at any time or in part from time to time, at the office of the Corporation, upon the notice referred to below, at the following redemption prices (expressed in common percentages of the principal amount of this Debenture) together with accrued interest to the date of redemption:

      If Redeemed During                                 Percentage
      12 Month Period                                  of Principal
      Beginning                                              Amount

      December 16, 1995 . . . . . . . . . . . . . . . . . . . . 106
      December 16, 1996 . . . . . . . . . . . . . . . . . . . . 105
      December 16, 1997 . . . . . . . . . . . . . . . . . . . . 104
      December 16, 1998 . . . . . . . . . . . . . . . . . . . . 104
      December 16, 1999 . . . . . . . . . . . . . . . . . . . . 103
      December 16, 2000 . . . . . . . . . . . . . . . . . . . . 103
      December 16, 2001 . . . . . . . . . . . . . . . . . . . . 102
      December 16, 2002 . . . . . . . . . . . . . . . . . . . . 102
      December 16, 2003 . . . . . . . . . . . . . . . . . . . . 101

     9. Notice of redemption, etc. Notice of redemption shall be mailed to the holder of the Debenture not less than 30 nor more than 60 days prior to the date fixed for redemption at their last addresses as they appear upon the records of the Corporation. If this Debenture is redeemed in part, the Corporation shall, without charge to the holder or holders hereof, either (1) execute and deliver to the holder or holders a debenture for the unredeemed balance of the principal amount hereof, or (2) make note hereon of the principal amount called for redemption and redeemed, upon surrender of this Debenture at the office of the Corporation. Following the date fixed for redemption, interest shall be payable only on the portion of this Debenture not called for redemption.

     10. Exchange. The holder of this Debenture may, at any time on or before the date of its maturity or the date fixed for its redemption, by surrendering this Debenture to the Corporation at its office, exchange this Debenture and/or any other of the Debentures for another debenture or debentures of a like principal amount and of like tenor, date and maturity in denominations of $1,000 or any multiple of that amount.

     11. Transfer. This Debenture may be transferred only at the office of the Corporation by the surrender hereof for cancellation, and upon the payment of any stamp tax or other governmental charge connected with the transfer. If this Debenture is transferred, a new debenture or debentures of like tenor, date and maturity shall be issued to the transferee.

     12. Registered owner. The Corporation may treat the person or persons whose name or names appear hereon as the absolute owner or owners of this Debenture for the purpose of receiving payment of, or on account of, the principal and interest due on this Debenture and for all other purposes, and it shall not be affected by any notice to the contrary.

     13. Corporate obligation. The holder or holders of this Debenture shall not have any recourse for the payment in whole or of any part of the principal or interest on this Debenture against any incorporator, or present or future stockholder of the Corporation by virtue of any law, or by the enforcement of any assessment, or otherwise, or against any officer or director of the Corporation by reason of any matter prior to the delivery of this Debenture, or against any present or future officer or director of the Corporation. The holder of this Debenture, by the acceptance hereof and as a part of the consideration for this Debenture, expressly agree that the Debenture is an obligation solely of the Corporation and expressly release all claims and waive all liability against the foregoing persons in connection with this Debenture.

     IN WITNESS WHEREOF, the Corporation has signed and sealed this 6% Convertible Subordinated Debenture due December 16, 2004 this 15th day of September, 1995.

                                   MULTI-ARC INC.

     Corporate                     /s/ Peter D. Flood
       Seal                        Peter D. Flood, President

                                   /s/ Walter N. Kreil, Jr.
                                   Walter N. Kreil, Jr., Secretary


 THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF
 1933, AS AMENDED (THE "SECURITIES ACT").  THE HOLDER HEREOF, BY PURCHASING
 THIS SECURITY, AGREES FOR THE BENEFIT OF MULTI-ARC INC. (THE "COMPANY")
 THAT THIS SECURITY MAY BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY: (1)
 TO THE COMPANY (UPON REPURCHASE THEREOF OR OTHERWISE), (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A UNDER THE SECURITIES ACT, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH THE MEANING OF REGULATION S UNDER THE SECURITIES ACT, PROVIDED THAT THERE ARE NO DIRECTED SELLING EFFORTS IN THE UNITED STATES AND OTHER ADDITIONAL CONDITIONS OF REGULATION S FOR RESALES HAVE BEEN SATISFIED, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATIONIN ACCORDANCE WITH RULE 144 (IF AVAILABLE) UNDER THE SECURITIES ACT, (5) IN RELIANCE ON ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS
 OF THE SECURITIES ACT, AND SUBJECT TO THE RECEIPT BY THE COMPANY OF AN
 OPINION OF COUNSEL TO THE EFFECT THAT SUCH TRANSFER DOES NOT REQUIRE REGISTRATION UNDER THE SECURITIES ACT, OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES.

 THE SALE, TRANSFER, ASSIGNMENT, PLEDGE, OR ENCUMBRANCE OF THE
 SECURITIES REPRESENTED BY THIS CERTIFICATE AND/OR THE RIGHTS OF THE HOLDER OF SUCH SECURITIES IN RESPECT OF THE ELECTION OF DIRECTORS ARE SUBJECT TO THE TERMS AND CONDITIONS OF AN AMENDED AND RESTATED STOCKHOLDERS'
 AGREEMENT DATED AS OF MAY 15, 1995, AS AMENDED, AMONG MULTI-ARC INC. AND CERTAIN HOLDERS OF OUTSTANDING COMMON STOCK OF SUCH CORPORATION, OUTSTANDING CONVERTIBLE SUBORDINATED DEBENTURES OR STOCK OPTIONS. COPIES OF SUCH AGREEMENT MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST MADE BY ANY HOLDER OF THIS CERTIFICATE ADDRESSED TO THE SECRETARY OF MULTI-ARC INC.

EXHIBIT 10(q)


                          MULTI-ARC INC.
                       AMENDED AND RESTATED
                     STOCKHOLDERS' AGREEMENT


          This AMENDED AND RESTATED STOCKHOLDERS' AGREEMENT dated May 15,
1995 Multi-Arc Inc., a Delaware corporation (the "Corporation"), and Andal Corp. ("Andal"), Peter D. Flood, Walter N. Kreil, Jr., Multi-Arc India Ltd. and the stockholders listed on Exhibit A hereto (collectively, the "Stockholders").


          WHEREAS, the Corporation is a corporation duly organized and existing under the laws of the State of Delaware having issued and outstanding 100,000 shares of common stock $0.01 par value (the "Common Stock") and each of the Stockholders owns that number of shares of Common Stock and the principal amount of 6% Convertible Subordinated Debentures due December 16, 2004 of the Corporation (the "Debentures") and the employee stock options (the "Options") set forth opposite its or his name on Schedule I attached hereto; and

          WHEREAS, Mr. Flood and Mr. Kreil have on December 16, 1994 purchased their shares of Common Stock from Andal and their Debentures from the Corporation on the express condition that this Agreement be entered into; and

          WHEREAS, it is deemed to be in the best interests of the Corporation and the Stockholders that provision be made for the continuity and stability of the business and policies of the Corporation and, to that end, the Corporation and the Stockholders hereby set forth their agreement with respect to the shares of Common Stock owned by the Stockholders; and

          WHEREAS, all Stockholders and the Corporation entered into a Stockholders Agreement dated December 16, 1994 and desire to amend and restate that Agreement to permit the extension from April 15, 1995 to June 15, 1995 the time for completion of an offering of Common Stock and Debentures.

          NOW, THEREFORE, in consideration of the premises and of the mutual consents and obligations hereinafter set forth, the parties hereto hereby agree as follows:

          SECTION 1. Definitions. As used herein, the following terms shall have the following respective meanings:

          (a) Affiliate shall mean a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, any Stockholder.

          (b) Eligible Group shall mean any Stockholder Group except a Selling Group or a Group which includes a Stockholder as to whom or which an Event of Option shall have occurred.

          (c) Event of Option shall mean the occurrence of one or more of the following events:

               (i) a Stockholder shall be declared bankrupt or a receiver, executor, administrator, guardian, legal committee or other legal custodian of his or its property (including any Stock owned by such Stockholder) shall be appointed; provided, however that no appointment of any executor or administrator of the property of a Stockholder who is an individual, upon the death of such Stockholder, shall be deemed an Event of Option as to any Stock owned by such Stockholder until and unless such executor or administrator, or any successor thereof, shall have disposed of such Stock other than by transferring it to a member or members of the Group of such Stockholder, which member or members shall have agreed in writing, at the time of such transfer, to be bound by and to comply with, to the same extent as the Stockholder as a result of whose death such Stock was distributed, all applicable provisions of this Agreement and to be deemed a member of such Stockholder's Group;

               (ii)  a Stockholder shall Sell any Stock in violation of
Section 2, 3 or 5;

          (iii) a Stockholder who became a Stockholder only by virtue of being an Affiliate ceases to be an Affiliate (in a manner other than as contemplated by Section l(c)(i)) while it owns any Stock; or

          (iv) a writ of attachment or levy or other court order shall prevent a Stockholder from exercising his or its voting and other rights with respect to any Stock.

An Event of Option shall be deemed to be continuing until the procedures set forth in Section 4 with respect to the Stock affected thereby have been exhausted.

          (d) Fair Value shall mean, as of the date of determination, the fair value of each share of Common Stock determined in good faith by a majority of the Board of Directors of the Corporation which may be on the basis, in the case of Common Stock, of $205.13 a share plus or minus net income or net loss per share from October 1, 1994.

          (e)  Group shall mean:

               (i) In the case of a Stockholder who is an individual, (A) such Stockholder, (B) the spouse, parents, siblings and lineal descendants of such Stockholder, (C) a trust for the benefit of any of the foregoing and (D) any corporation or partnership controlled by such Stockholder;

              (ii) In the case of a Stockholder which is a partnership, (A) such partnership and any of its limited or general partners, (B) any corporation or other business organization to which such partnership shall sell all or substantially all of its assets or with which it shall be merged and (C) any Affiliate of such partnership;

             (iii) In the case of a Stockholder which is a corporation, (A) any of its subsidiaries, (B) any corporation or other business organization to which it shall sell all or substantially all of its assets or with which it shall be managed, (C) any Affiliate of the corporation and (D) any officer of such corporation; and

              (iv) In the case of any Investor or Stockholder which is a trust, (A) such trust and (B) the beneficiaries of such trust.

          (f) Prohibited Transferee shall mean any individual, corporation, firm or other legal entity receiving or holding any Stock, directly or indirectly, as the result of the occurrence of an Event of Option.

          (g) Proportionate Percentage shall mean the pro rata percentage of a class of Stock (A) being offered by a Selling Group pursuant to Section 3 which each Eligible Group shall be entitled to purchase, if any, or (B) which each Eligible Group shall be entitled to purchase from the Stockholder as to which an Event of Option has occurred, his or its representatives or assigns, or the Prohibited Transferee, as the case may be. Such pro rata percentage, as to each Eligible Group, shall be the percentage figure which expresses the ratio, based upon voting power, assuming full conversion of Debentures and/or full exercise of Options, between the number of shares of Common Stock that would then be outstanding owned by such Eligible Group and the aggregate number of such shares of Common Stock that would be owned by all Eligible Groups.

          (h) Sell as to any Security, shall mean to sell, or in any other way directly or indirectly transfer, assign, distribute, encumber or otherwise dispose of, either voluntarily or involuntarily.

          (i) Selling Group shall mean a Group of a Stockholder proposing to Sell its Security, or which has delivered a notice of intention to Sell, pursuant to Section 3.

          (j) Securities shall mean (1) the presently issued and outstanding shares of Common Stock, (2) any additional shares of capital stock hereafter issued and outstanding and (3) any securities or options which may be converted into or exercised for shares of capital stock of the Corporation

          (k) Stockholders shall mean those persons identified on Schedule I attached hereto as the holders of Securities and shall include any other person who agrees in writing with the parties hereto to be bound by and to comply with all applicable provisions of this Agreement as contemplated by Sections 2(b) and 2(c).

          SECTION 2.  Limitations on Sales of Securities -- General.   Each
Stockholder, and each member of the Group of such Stockholder, hereby agrees that he or it shall not at any time during the term of this Agreement Sell any Securities except:

         (a)   by sale in accordance with Sections 3 and 6;

         (b) by pledge which creates a mere security interest in the Securities; provided, that the pledgee thereof shall agree in writing in advance with the parties hereto to be bound by and comply with all applicable provisions of this Agreement to the same extent as if it were the Stockholder making such pledge; or

         (c) by transfer to another member of the Group to which such Stockholder belongs; provided, that the recipient of such Securities shall agree in writing with the parties hereto to be bound by and to comply with all applicable provisions of this Agreement and to be deemed a member of such Group; or

         (d) by pledge or other transfer to First Fidelity Bank, National Association ("First Fidelity") pursuant to the Loan and Security Agreement dated September 30, 1994 with First Fidelity or any Agreement entered into in connection therewith or any revision or substitution thereof; or

     (e) by a sale made prior to June 15, 1995 provided the purchaser shall agree to become a party to this Agreement.

     (f) by surrender to the Corporation in satisfaction of any note given to enable the purchase of the Securities by the members of management of the Corporation.

          SECTION 3. Procedures on Sale of Stock. Except as otherwise expressly provided herein, each Stockholder and each member of the Group to which such Stockholder belongs hereby agrees that it or he shall not Sell any Securities except in accordance with the following procedures:

          (a) The Selling Group shall first deliver to the Corporation and each Eligible Group a written notice, which shall be irrevocable for a period of 10 days after delivery thereof, offering all or any part of the Securities owned by the Selling Group at the purchase price and on the terms specified therein, whereupon (i) first, the Corporation shall have the right and option to purchase all of the Securities so offered at the purchase price and on the terms stated in the notice of intention to Sell (such acceptance to be made by the delivery of a written notice to the Selling Group and each Eligible Group within the 10-day period after delivery of the aforesaid notice of intention to
Sell); and (ii) second, if and only if the Corporation shall have failed to accept or shall have rejected in writing the foregoing offer, each Eligible Group shall have the right and option (subject to the provisions of Section 3(e)), to accept its Proportionate Percentage or some portion thereof of the Securities so offered at the purchase price and on the terms stated in the notice of intention to Sell, such acceptance to be made by the delivery of a written notice to the Selling Group within a 10-day period after the Corporation's failure to accept or rejection in writing of the foregoing offer.

          (b) If any Eligible Group shall fail to accept, or shall reject in writing, or only partly accept the offer made pursuant to Section 3(a), then, upon the earlier of the expiration of such 10-day period or the receipt of written notices of acceptance, or written rejections of such offer, from all Eligible Groups, the Selling Group's then remaining Securities formerly subject to such offer shall be reoffered to the remaining Eligible Groups, if any, which accepted their Proportionate Percentage of such offer for an additional 5-day period. Such subsequent offer shall be on the terms and subject to acceptance in the manner provided in Section 3(a), except that the Eligible Groups receiving such subsequent offer shall have the further right and option to offer, in any written notice of acceptance, to purchase any of such Securities not purchased by other Eligible Groups, in which case such Securities not accepted by the other Eligible Groups shall be deemed to have been offered to and accepted by the Eligible Groups which exercised their further right and option, pro rata in accordance with their respective Proportionate Percentages, and on the above-described terms and conditions.

          (c) Sales of Securities under the terms of Sections 3(a) and (b) above shall be made at the offices of the Corporation on a mutually satisfactory business day within 15 days after the expiration of the aforesaid periods. Delivery of certificates or other instruments evidencing such Stock duly endorsed for transfer to the Corporation or members of the Eligible Groups, as applicable, shall be made on such date against payment of the purchase price therefor.

          (d) If effective acceptance shall not be received pursuant to Sections 3(a) and (b) above with respect to all or any part of the Securities offered for sale pursuant to the aforesaid written notice, then the Selling Group may sell all or any part of the remaining Securities so offered for sale at a price not less than the price, and on terms not more favorable to the purchaser thereof than the terms, stated in the written notice of intention to Sell, at any time within 120 days after the expiration of the offer required by Sections 3(a) and (b) above. In the event the remaining Securities are not sold by the Selling Group during such 120-day period, the right of the Selling Group to Sell such remaining Securities shall expire and the obligations of this Section 3 shall be reinstated; provided, however, that in the event the Selling Group determines, at any time during such 120-day period, that the sale of all or any part of the remaining Securities on the terms set forth in the written notice of intention to Sell is impractical, the Selling Group can terminate the offer and reinstate the procedure provided in this Section 3 without waiting for the expiration of such 120-day period.

     (e) Notwithstanding Sections 3(a) and 3(b), if the Selling Group holds shares originally sold to management of the Corporation, Eligible Groups holding stock issued to the other management shall have the first option to purchase such shares.

     (f) Notwithstanding Sections 3(a) and 3(b), Andal may deliver shares to the Corporation pursuant to that certain Contingent Purchase Agreement dated December 16, 1994.

     (g) Notwithstanding Sections 3(a) and 3(b), all Stockholders may sell shares pursuant to the offering described in Section 13, hereof.

          SECTION 4. Event of Option. (a) If an Event of Option shall occur, each Eligible Group shall have the right and option to give the Corporation and the Stockholder (or his representatives or assigns) as to which such Event of Option has occurred, or the Prohibited Transferee, as the case may be, notice of its election to have the Fair Value of the Securities held determined, whereupon the Stockholders shall cause such determination to be made with reasonable promptness. Upon the completion of such determination, each Eligible Group shall have the right and option for a period of 10 days after such determination, to purchase from such Stockholder, his representatives or assigns, or the Prohibited Transferee, as the case may be, for cash, and at the Fair Value, its Proportionate Percentage (but not less than its Proportionate Percentage) of the Securities as to which such Event of Option has occurred, which option shall be exercised by delivery to the Corporation, during such 10-day period, of a written notice of election to purchase such Securities, whereupon the Corporation shall forthwith transmit any written notice of election to purchase delivered pursuant to this Section 4(a) to the Stockholder as to which such Event of Option has occurred, its representatives or assigns, or the Prohibited Transferee, as the case may be, but failure of the Corporation so to transmit any such notice shall in no way invalidate such notice; provided, however, that the Eligible Groups delivering such notice of election to purchase shall have the further right and option to purchase, in any such written notice of election to purchase, any such Stock not purchased by other Eligible Groups, in which case such Stock not accepted by the other Eligible Groups shall be deemed to have been offered to and accepted by the Eligible Groups which exercised their option hereunder, pro rata in accordance with their respective Proportionate Percentages, and on the above--described terms and conditions.

          (b) Sales of Securities effected under the terms of Section 4(a) shall be made at the offices of the Corporation on a mutually acceptable business day within 15 days after the expiration of the period referred to in
Section 4(a). Delivery of certificates or other instruments evidencing such Securities duly endorsed for transfer shall be made on such date against payment of the purchase price therefor.

          (c) If any Securities as to which an Event of Option shall have occurred shall not be purchased in accordance with Section 4(a) for any reason other than failure of the owner thereof to comply with the provisions of this Agreement, such Securities shall thereupon cease to be subject to this Agreement; provided, however, that if such Securities are thereafter acquired by a member of any Group, they shall once again be deemed to be subject to this Agreement.

        (d) So long as a Stockholder belonging to an Eligible Group complies with the provisions of this Section 4, the provisions of Section 3 shall not apply to the sale of Stock being effected pursuant to this Section 4.

          SECTION 5. Right of Co-Sale. In the event any Stockholder or member of the Group to which such Stockholder belongs receives a bona fide offer from a third party which is not an Affiliate to purchase from such Stockholder or member of the Group of such Stockholder an amount of stock, when aggregated with contemporaneous offer amount to not less than 20% of the Common Stock then outstanding, assuming full conversion of Debentures or exercise of Options for a specified price payable in cash or otherwise and on specified terms and conditions (a "Section 5 Offer"), such Stockholder or member of such Group shall promptly forward a copy of the Section 5 Offer to the Corporation, and to the other Stockholders. Each such Stockholder or member of such Group shall not sell any such Securities to the Section 5 Offeror unless the terms of the Section 5 Offer are extended to the other Stockholders on a pro rata basis (being the ratio, based upon voting power, between the number of such shares owned by such Stockholder or member of such Group and all Stockholders). Such other Stockholders shall have 20 days from the date of the foregoing offer to accept such offer. Before the Stockholder or member of the Group who had received the Section 5 Offer extends such Section 5 Offer to the other Stockholders pursuant to this Section 5, such Stockholder or member of such Group shall first comply with the provisions of Section 3.

          SECTION 6. Board of Directors. At such time as Andal holds less than 90% of the Common Stock, the Board of Directors of the Corporation shall consist of eight members and shall include:

               (i)  four directors who shall be designated by Andal;

              (ii)  one director who shall be designated by Peter D. Flood;

             (iii) three directors who shall be non-management affiliated, non-Andal affiliated Stockholders who shall be designated in the first instance by the Board as a whole and then determined by the three outgoing directors.

All Stockholders agree to vote all shares held by them at any Annual or Special Meeting of Shareholders for such nominees and this Agreement is intended to be specifically enforceable should a dispute arise.

          SECTION 7. Legend on Stock Certificates. Each certificate of the signatories hereto representing Securities shall bear the following legend, until such time as the Securities represented thereby are no longer subject to the provisions hereof:

"THE SALE, TRANSFER, ASSIGNMENT, PLEDGE, OR ENCUMBRANCE OF THE
SECURITIES REPRESENTED BY THIS CERTIFICATE AND/OR THE RIGHTS OF THE HOLDER OF SUCH SECURITIES IN RESPECT OF THE ELECTION OF DIRECTORS ARE SUBJECT TO THE TERMS AND CONDITIONS OF A STOCKHOLDERS' AGREEMENT DATED AS OF DECEMBER 16, 1994, AMONG MULTI-ARC INC. AND CERTAIN HOLDERS OF OUTSTANDING COMMON STOCK OF SUCH CORPORATION, OUTSTANDING CONVERTIBLE SUBORDINATED DEBENTURES OR
STOCK OPTIONS. COPIES OF SUCH AGREEMENT MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST MADE BY ANY HOLDER OF THIS CERTIFICATE ADDRESSED TO THE SECRETARY OF MULTI-ARC INC."

All of the Securities are presently pledged. The foregoing legend will be placed on the certificates representing these pledged shares upon their release by the pledgee.

          SECTION 8. Duration of Agreement. The rights and obligations of each Stockholder under this Agreement shall terminate as to such Stockholder upon the earlier to occur of (i) the transfer of all Stock owned by the Group of which such Stockholder is a member in accordance with this Agreement, (ii) on the tenth anniversary of the date hereof or (iii) the consummation of an underwritten public offering of the Corporation's Common Stock registered pursuant to the Securities Act of 1933, as amended.

          SECTION 9. Severability; Governing Law. If any provision of this Agreement shall be determined to be illegal and unenforceable by any court of law, the remaining provisions shall be severable and enforceable in accordance with their terms. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New Jersey.

          SECTION 10. Benefits of Agreement. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns, legal representatives and heirs.

          SECTION 11. Notices. All notices, advices and communications to be given or otherwise made to any party to this Agreement, or to the Group of any such party, shall be deemed to be sufficient if contained in a written instrument delivered in person or duly sent by first class registered or certified mail, postage prepaid, addressed to such party at the address set forth below or at such other address as may hereafter be designated in writing by the addressee:

          If to the Corporation:

          Multi-Arc Inc.
          200 Roundhill Drive
          Rockaway, New Jersey  07866


          If to the Stockholders:

          At their respective addresses set forth in Schedule I attached hereto or to such other address or addresses as shall have been designated by notice in writing to the parties hereto.

All such notices, advices and communications shall be deemed to have been received (a) in the case of personal delivery, on the date of such delivery and (b) in the case of mailing, on the third business day following such mailing.

         SECTION 12. Modification. Except as otherwise provided herein, neither this Agreement nor any provision hereof can be modified, changed, discharged or terminated except by an instrument in writing signed by the party against whom the enforcement of any modification, change, discharge or termination is sought or by the agreement of holders of 90% in voting power, assuming conversion of all outstanding Debentures and exercise of all outstanding Options, of all shares of Common Stock subject to this Agreement; provided, however that no modification or amendment shall be effective to reduce the percentage of the shares of Common Stock the consent of the holders of which is required under this Section 12, and provided that no modifications shall be made prior to June 15, 1995.


         SECTION 13. Offering by Prospectus. Andal agrees to offer to licensees of Multi-Arc Inc. 17,062.5 shares (7/8th of 19,500 shares) of Multi-Arc Inc. Common Stock and Multi-Arc Inc. agrees to offer to such licensees $3,500,000 principal amount of its Debentures by offering by prospectus and in connection therewith Mr. Flood agrees to reoffer to management of Multi-Arc
Inc. 975 shares of Common Stock and $200,000 principal amount of the Debentures. The offering price of the Common Stock shall be $205.1282 per share and the Debentures will be offered at par. The offering shall be conducted as soon as practical and close no later than June 15, 1995. Each purchaser in such offering, as a condition of their purchase, shall first agree in writing to become a party to this Agreement and Schedule I hereto shall thereupon be revised.

         SECTION 14. Captions. The captions herein are inserted for convenience only and shall not define, limit, extend or describe the scope of this Agreement or affect the construction hereof.

         SECTION 15. Nouns and Pronouns. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of names and pronouns shall include the plural and vice versa.

         SECTION 16. Jurisdiction. Each party hereto hereby irrevocably and unconditionally submits to the nonexclusive jurisdiction of any New Jersey State court and Federal court of the United States of America sitting in the State of New Jersey, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement.

     SECTION 17. Merger Provision. This Agreement constitutes the entire agreement among the parties pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings of the parties in connection therewith.

         SECTION 18. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.

                                   MULTI-ARC INC.


                                   By: /s/ Peter D. Flood
                                       Peter D. Flood, President

                                    ANDAL CORP.


                                   By: /s/ Walter N. Kreil, Jr.
                                       Walter N. Kreil, Jr.
                                       Vice President and Controller


                                   /s/ Peter D. Flood
                                   Peter D. Flood


                                   /s/ Walter N. Kreil, Jr.
                                   Walter N. Kreil, Jr.


                                   MULTI-ARC INDIA LTD.


                                   By:
                                   Name:
                                   Title:

                                   THE STOCKHOLDERS LISTED ON
                                   EXHIBIT A HERETO


                                   By:/s/ Peter D. Flood
                                      Peter D. Flood
                                      Attorney-in-Fact

                            SCHEDULE I


Name and              Common
Address               Stock               Debentures               Options



Andal Corp.           94,562.50                    0                     0
909 Third Avenue
New York, NY 10022


Peter D. Flood         2,193.75             $450,000                 2,500
31 Old Armstead Road
Chester, NJ 07930


Walter N. Kreil, Jr.     243.75            $  50,000                   500
875 Bradford Avenue
Westfield, NJ  07090


Multi-Arc India Ltd.   1,218.75            $ 250,000                     0
17, Kadamgirl Complex
Hanuman Road
Vlle Parle (East)
Bombay - 400 057
India

EXHIBIT 10(r)

INCENTIVE STOCK OPTION AGREEMENT

     This INCENTIVE STOCK OPTION AGREEMENT, dated as of June 15, 1995, between MULTI-ARC INC., a Delaware corporation (the "Corporation"), having is principal place of business at 200 Roundhill Drive, Rockaway, New Jersey 07866 and (Name), an employee of the Corporation or its subsidiary (herein "Employee") residing at (Address).

     The Corporation desires, by affording the Employee an opportunity to purchase shares of its Common Stock $.01 Par Value (the "Common Stock"), to provide the Employee with an added incentive to continue in the employ of the Corporation and to continue and increase the Employee's efforts in that connection. This Incentive Stock Option Agreement (this "Agreement") is being entered into pursuant to the Multi-Arc Inc. 1994 Incentive and Non-Statutory Stock Option Plan (the "Plan") and is subject to the provisions thereof, including the determinations to be made by the Board of Directors of the Corporation (the "Board") pursuant to the Plan.

     In consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto hereby agree as follows:

     1.  Grant.     The Corporation with the approval and direction of the
Board irrevocably grants the employee the right and option (the "Option") to purchase all or any part of an aggregate of Two Hundred (200) shares of Common Stock on the terms and conditions herein set forth. This Option shall be an Incentive Stock Option.

     2.  Price.     The purchase price of the shares of Common Stock covered
by the Option shall be $205.1282 per share, being the fair market value of the Common Stock on the date hereof.

     3.  Time of Exercise.    The term of the Option shall be for a period of
ten (10) years from the date hereof, subject to earlier termination as provided in this Agreement. Except as provided in Paragraphs 5 and 6 hereof, the Option may not be exercised unless the Employee shall at the time of exercise be an employee of the Corporation. Neither the Option nor any rights related to the Option shall be exercisable for a period of one year from the date hereof when twenty percent (20%) of the Option shall become exercisable, except that if the Employee shall die, retire or become disabled then the Option shall be fully exercisable commencing upon such event. An additional twenty percent (20%) of the Option shall become exercisable each of the four successive anniversaries of the date hereof until the Option shall be fully
exercisable.   Notwithstanding the foregoing, no Option may be exercised
prior to October 1, 1996.

     4.  No Transfer.    The Option shall not be transferable by the Employee
otherwise than by Will or the laws of descent and distribution, and the Option may be exercised during his lifetime only by the Employee. The Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof and the levy of any attachment or similar process upon the Option shall be null and void and without effect.

     5.  Termination.    In the event the employment of the Employee shall be
terminated by reason of retirement (or early retirement pursuant to any pension or profit sharing retirement plan provided by the Corporation or any 50% or more owned subsidiary (a "Subsidiary") or disability, the Option may be exercised by the Employee at any time within thirty (30) days after such date (or one year after such date if the Employee is disabled within the meaning of Internal Revenue Code Section 22(e)(3)), but in no event after the expiration of ten (10) years from the date hereof, and only if and to the extent that he was entitled to exercise the Option at the date of his retirement (or early retirement)). The Option shall not be affected (i) by any change of duties or position so long as the Employee continues to be an employee of the Corporation or a Subsidiary or (ii) by any temporary leave of absence that does not sever the employment relationship, which leave of absence is approved, if for a period of not more than three months, by an officer of the Corporation, or if for a period of more than three months, by the Board.

     6.  Death of Employee.   If the Employee shall die while entitled to
exercise the Option, the Option may be exercised by the legatee or legatees of the Option under the Employee's Will, the personal representative or distributees of the Employee to the extent that the Option would otherwise have been exercisable by the Employee at any time within a period of one (1) year after the date of the Employee's death, but this provision shall not otherwise extend the ten (10) year duration of the Option.

     7.  Anti-Dilution Adjustments.     In the event of any change in the
outstanding Common Stock of the Corporation by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, split-ups, split-offs, liquidations or other similar changes in capitalization, or any distributions to common stockholders other than cash dividends, the numbers, class and prices of shares covered by this Option shall be appropriately adjusted by the Board of Directors, whose determination shall be conclusive; provided, however, that no such adjustment shall give the Employee any additional benefits under the Option.

     8. Corporate Transactions. Notwithstanding the provisions of Paragraph 7, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1986 occurs after the date of this Agreement, and in connection with such corporate transaction, the Corporation and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or the assumption of the Option, in either case giving the Employee the right to purchase the largest whole number of shares of Common Stock of the Corporation or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall be deemed to provide for the purchase of such number of shares of Common Stock at such option price as shall be agreed upon by the Corporation and such other corporation, and the term "Corporation" herein shall mean the issuer of the stock then covered by the Option and the term "Common Stock" shall mean such stock.

     9. No Employment Agreement. This Agreement does not confer upon the Employee any right to continue in the employ of the Corporation nor does it interfere in any way with the right of the Corporation or the right of the Employee to terminate the employment of the Employee at any time.

         10. Restrictions. The obligation of the Corporation to sell and deliver shares of Common Stock with respect to the Option shall be subject to
(i) all applicable laws, rules, regulations and such approvals by any governmental agencies as may be required, including the effectiveness of a registration statement under the Securities Act of 1933, as amended and (ii) the condition that the shares of Common Stock to be received upon exercise of the Option shall have been duly listed, upon official notice of issuance, on a stock exchange (to the extent that the Common Stock of the Corporation is then listed on any such stock exchange). In the event that the shares shall be delivered otherwise than in accordance with an applicable registration statement, the Corporation's obligation to deliver the shares is subject to the further condition that the Employee will execute and deliver to the Corporation an undertaking in form and substance satisfactory to the Corporation that (i) it is the Employee's intention to acquire and hold such shares for investment and not for resale or distribution, (ii) the shares will not be sold without registration or exemption from the requirement of registration under the Securities Act and (iii) the Employee will indemnify the Corporation for any costs, liabilities and expenses which it may sustain by reason of any violation of the Securities Act or any other law regulating the sale or purchase of securities occasioned by any act on his part with respect to such shares. The Corporation may require that any certificate or certificates evidencing shares issued pursuant to the Plan bear a restrictive legend intended to effect compliance with the Securities Act or any other applicable regulatory measures, and stop transfer instructions with respect to the certificates representing the shares may be given to the transfer agent.

         11. Exercise. Subject to the terms and conditions of this Agreement, the Option may be exercised only by written notice delivered to the Corporation at its principal business office, attention of the Chief Financial Officer, of intention to exercise such Option and by making payment of the purchase price of such shares against delivery of a certificate or certificates therefor as hereinafter provided. Such written notice shall:

          (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;

          (b) fix a date not less than seven (7) business days from the date such notice is received by the Corporation for delivery of the certificate or certificates for said shares and the payment of the purchase price therefor, and

          (c) be signed by the person or persons so exercising the Option and in the event the Option is being exercised by any person or persons other than the Employee, be accompanied by appro-priate proof of the right of such person or persons to exercise the Option.


On the date fixed in said written notice, a certificate or certificates for the shares as to which the Option shall have been so exercised, registered in the name of the person or persons so exercising the Option, shall be issued by the Corporation and delivered to or upon the order of such person or persons against payment in full at the above-mentioned address of the purchase price of said shares in cash, by check or by surrender or delivery to the Corporation of shares of the Corporation's Common Stock with a fair market value equal to or less than the Option price, plus cash equal to any difference. All shares issued as provided herein will be fully paid and nonassessable. The Employee shall not have any of the rights of the stockholder with respect to the shares of Common Stock subject to the Option until the certificate evidencing such shares shall be issued to him upon the due exercise of the Option.

         12. Option to Repurchase. So long as the Corporation's Common Stock is neither listed for trading nor traded in the over-the-counter market, the Corporation shall have the right to repurchase any and all shares of Common Stock acquired upon exercise of the option at such time as the Employee terminates his employment or the Employee's employment with the Corporation or any subsidiary is terminated for any reason (including death or disability) and this option shall continue for thirty (30) days after the date of termination or the date of any exercise of the stock option, whichever is later. The repurchase price shall be fair market value. A legend to this effect shall be conspicuously noted of each certificate for shares acquired pursuant to this Agreement.

         13.  Availability of Shares.   The Corporation shall at all times
during the term of the Option reserve and keep available or contract for the availability of such number of shares of Common Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue taxes with respect to the issue of shares pursuant hereto and all other fees and expenses necessarily incurred by the Corporation in connection therewith and will from time to time use its best efforts to comply with all laws and regulations which in the opinion of counsel for the Corporation shall be applicable thereto.

         14.  Fair Market Value.   As used herein, the "fair market value" of
a share of Common Stock shall be:

               (a) if the Common Stock is listed on a national securities exchange, the closing price of the Common Stock on the Composite Tape on the trading day immediately preceding such given date;

               (b) if the Common Stock is traded on the over-the-counter market, the average of the bid and the asked price for the Common Stock as reported by the Wall Street Journal at the close of trading on the trading day immediately preceding such given date, and

               (c) if the Common Stock is neither listed on a national securities exchange or traded on the over-the-counter market, such value as the Board in good faith shall determine, which determination shall be conclusive.

     15.  Repurchase Option.   If the Employee is not employed by the
Company on the date of exercise, or if subsequent to the date of exercise the employee ceases to be employed by the Company, the Company shall have the option for thirty (30) days from the later of (1) the date of termination, or
(2) the date of exercise of the option (such later date being the "Repurchase Date") to elect to repurchase the Option Shares at the fair market value of the shares on the Repurchase Date.

         16. The Plan. The Option is granted pursuant to the terms of the Plan, which terms are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Board of Directors shall interpret and construe the Plan and this Agreement, and the Board's interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder with respect to any issue arising hereunder or thereunder.

        17. Governing Law. This Agreement has been entered into and shall be construed in accordance with the laws of the State of New Jersey.


     IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed and sealed by its duly authorized officers and the Employee has hereunder set his hand, all as of the day and year first above written.


ATTEST:                            MULTI-ARC INC.




/s/ Walter N. Kreil, Jr.            By:/s/ Peter D. Flood
Walter N. Kreil, Jr., Secretary        Peter D. Flood, President





                                   EMPLOYEE



                                   ____________________________________
                                   (Name)

EXHIBIT 10(s)

First Fidelity Bank NA
London Branch
1 Bishopsgate
London EC2N 3AB
ENGLAND
Telephone: 0171-621 1477
Telex: 883432
Facs: 0171-929 4644

The Directors of
Multi-Arc (U.K.) Limited
Number One Industrial Estate
Unit 36, Medomsley Road
Consett
County Durham
DH8 6TS

Date: 21st September 1995

Dear Sirs

We are pleased to advise you that First Fidelity Bank N.A. (the "Bank") (which expression shall include its successors, transferees and assigns) is agreeable to making available to Multi-Arc (U.K.) Limited, a company incorporated in England and Wales under registered number 1665506 (the "Borrower") and having an address at Number One Industrial Estate, Unit 36, Medomsley Road, Consett, County Durham, DH8 6TS a loan facility of a principal amount of Pounds Sterling1,500,000 by way of a single cash advance (the "Loan Facility") on the following terms and subject to the following conditions:

1.   DEFINITIONS

     In this Agreement:-

     "Agreement" means the agreement resulting from the Borrower countersigning this letter;

     "Bank Basis" means a calculation made on the basis of the actual number of days elapsed or, as the case may be, to elapse and a 365 day year;

      "Borrowed Money" means Indebtedness incurred in respect of (I) money borrowed or raised, (ii) any bond, note, loan stock, debenture, bill of exchange, commercial paper or similar instrument (including share capital carrying a right to a preferential dividend redeemable at the option of shareholders or the issuer thereof at any time), (iii) acceptance or documentary credit facilities, (iv) rental payments under leases and hire-purchase agreements so far as attributable to payments of capital (in all cases whether in respect of land, buildings, machinery, equipment or otherwise) entered into primarily as a method of raising finance or of financing the acquisition of the asset the subject thereof, (v) obligations under conditional or instalment sale agreements or any other obligation to pay the deferred purchase or construction price of assets or services, except trade accounts arising in the normal course of day-to-day trading, and (vi) all other Indebtedness under any arrangement entered into primarily as a method of raising finance (and not in the normal course of, and as part of, day-to-day trading) and which is not referred to in the foregoing paragraphs of this definition and for the purposes of Clause 11.1(1) as shown in the latest accounts of the Borrower delivered pursuant to this Agreement. PROVIDED THAT Borrowed Money expressed in or calculated by reference to a currency other than Sterling shall be converted into Sterling by reference to the rate of exchange used for the conversion of such currency in the preparation of the relevant accounts or, if the relevant currency was not thereby involved, by reference to such rate of exchange or approximate rate of exchange ruling on the date of such determination as the Bank may in its absolute discretion determine or approve;

     "Business Day" means a day on which commercial banks are open in London for transactions of the type of business contemplated by this Agreement;

     "Capital Expenditure" means capital expenditure as determined in accordance with generally accepted accounting principles and bases and as shown in the relevant accounts of the Borrower delivered pursuant to this Agreement for the relevant period;

     "Cash Flow" means, in respect of the Borrower and the period being measured, net income (including for the avoidance of doubt interest received) after adding back Debt Payments, depreciation and any other non-cash charges, less capital expenditure all as shown in the relevant accounts of the Borrower delivered pursuant to this Agreement;

     "Charge over Shares" means the charge over shares to be entered into by the Guarantor in favour of the Bank in form and substance satisfactory to the Bank;

     "Current Assets" means, at any time, the assets of the Borrower which, in accordance with generally accepted accounting principles and bases, are classified as such in the latest accounts of the Borrower delivered pursuant to this Agreement, after deducting all reserves properly deductible in respect of such assets (again as shown in the latest accounts of the Borrower delivered pursuant to this Agreement);

     "Current Liabilities" means, at any time, the aggregate of the liabilities of the Borrower falling due within one year of the date of computation as shown in the latest accounts of the Borrower delivered pursuant to this Agreement;

     "Current Ratio" means the ratio of Current Assets to Current Liabilities;

     "Dangerous Substances" means any radioactive emissions and any natural or artificial substances (whether in solid or liquid form or in the form of a gas or vapour and whether alone or in combination with any other substances) capable of causing harm to man or any other living organism supported by the environment, or damaging the environment or public health or welfare, including any controlled, special, hazardous, toxic, radioactive or dangerous waste;

     "Debt Payments" means in respect of the Borrower and the period being measured, interest accruing pursuant to the Overdraft Facility, interest accruing pursuant to the terms hereof and all payments of principal due and/or made hereunder together with all and any interest, commission, fees or other similar financing costs accruing or, as the case may be, incurred and all payments of principal due and/or made under or in connection with any Borrowed Money, all as shown in the relevant accounts of the Borrower delivered pursuant to this Agreement;

     "Debt Service Coverage Ratio" means the ratio of Cash Flow to Debt Payments of the Borrower;

     "Environmental Law" means all laws, regulations, codes of practice, circulars, guidance notices and the like binding on the Borrower, (whether of the United Kingdom or elsewhere and including any directive of the European Community which is so binding) concerning the protection of human health or the environment or the conditions of the workplace or the generation, transportation, storage, treatment or disposal of Dangerous Substances;

     "Environmental Licences" means any permit, licence, authorisation, consent or other approval required by any Environmental Law;

     "Event of Default" means any one of the events specified in Clause 12 or any event which with the passing of time or the giving of notice or the making of any determination, formation of any opinion or fulfilment of any other condition would constitute such an event;

     "Finance Documents" means this Agreement, the Overdraft Facility, each of the Security Documents, any certificates or notices given pursuant to any of the same and any other document as between any of the Borrower, the Guarantor and the Bank designated as such by the Bank;

     "Fixed Rate" means the fixed rate of interest which the Bank is prepared to offer the Borrower in connection with the Loan Facility and which is notified to the Borrower prior to the latest time for the issue of the Notice of Drawing or, prior to the date on which a Notice of Fixed Interest Rate Selection is to take effect (as applicable);

     "Guarantor" means Multi-Arc, Inc;

     "Indebtedness" includes any obligation whether as principal or as surety for the payment or repayment of money, whether present or future, actual or contingent;

     "Interbank Rate" means in relation to any Interest Period the rate (rounded upwards if necessary to 4 decimal places) at which the Bank is offered deposits of Sterling by leading banks in the London Interbank Market at or about 11.00 a.m. (London time) on the first day of such Interest Period for a period equal to such Interest Period and in an amount comparable with the amount to be outstanding during such Interest Period;

     "Interest Payment Date" in relation to any Interest Period means the last day of such Interest Period;

     "Interest Period" means:

     (A) if the fixed interest rate option is chosen in the Notice of Drawing, a period ending on each Repayment Date with the first such period commencing on the date the Loan is made and each subsequent Interest Period commencing forthwith upon the expiry of the previous Interest Period; or

     (B) in relation to the period after a Notice of Fixed Interest Rate Selection has been given to the Bank, a period ending on each subsequent Repayment Date with the first such period commencing on the date the Notice of Fixed Interest Rate Selection is to take effect and each subsequent Interest Period commencing forthwith upon the expiry of the previous Interest Period; or

     (C) if the variable interest rate option is chosen in the Notice of Drawing and no Notice of Fixed Interest Rate Selection has been given to the Bank, subject as provided below, a period of three months, but so that:-

          (1) the first Interest Period shall commence on the date the Loan is made;

          (2) each subsequent Interest Period will commence forthwith upon the expiry of the previous Interest Period;

          (3) if any Interest Period would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless such succeeding Business Day falls in another calendar month in which event the Interest Period shall end upon the immediately preceding Business Day; and

          (4) if any Interest Period would otherwise end after the Final Repayment Date, it shall be shortened so as to end on the Final Repayment Date.

     "Loan" means the Pounds Sterling1,500,000 to be lent to the Borrower in accordance with Clause 5, or, where the context so requires, the principal amount thereof outstanding from time to time;

     "Margin" means one and one half per cent (1-1/2%) per annum;

     "MLA Cost Rate" means in relation to any Interest Period, the cost to the Bank of complying with all reserve, special deposit, capital adequacy, solvency, liquidity ratios or other requirements of or imposed by the Bank of England or any other governmental or regulatory authority for the time being attributable to the Loan (rounded up if necessary to 4 decimal places) as conclusively determined by the Bank;

     "Mortgage Debenture" means the mortgage debenture to be entered into by the Borrower in favour of the Bank in form and substance satisfactory to the Bank;

     "Notice of Drawing" means a notice requesting drawing substantially in the form set out in the Schedule;

     "Notice of Fixed Interest Rate Selection" means a notice to be given to the Bank no later than two Business Days prior to an Interest Payment Date to take effect on that Interest Payment Date and stating that the Borrower wishes to switch to the Fixed Rate for the remainder of the term of the Loan.

     "Overdraft Facility" means the overdraft facility to be entered into by the Borrower and the Bank together with an ancillary letter from the Bank to the Borrower setting out further details pursuant to which an overdraft facility is to be made available to the Borrower by the Bank;

     "Multi-Arc. Inc Guarantee" means the guarantee to be given by Multi-Arc, Inc in favour of the Bank for the obligations of the Borrower to the Bank hereunder and under the Overdraft Facility;

     "Multi-Arc (U.K.) Limited Guarantee" means the guarantee to be given by the Borrower in favour of the Bank for the obligations of the Guarantor to the Bank under the SC Guarantee;

     "Permitted Encumbrance" means any Security Interest (or in the case of (b) only, any lien):-

     (a)  created or outstanding with the prior written consent of the Bank;

     (b) arising by operation of law (and not as a result of any default or omission on the part of the Borrower) in the ordinary course of business and securing obligations not more than three months overdue;

     (c) arising under any retention of title arrangements (other than "all moneys" retention of title arrangements) entered into in the ordinary course of trading and not entered into primarily for the purpose of securing any Indebtedness;

     (d) over goods or documents of title to goods arising in the ordinary course of trading in connection with documentary credit transactions where such Security Interest secures only so much of the acquisition cost or selling price (and amounts incidental thereto) of such goods and products which is required to be paid within 180 days after the date upon which the same was first incurred;

     (e) on assets acquired after the date of this Agreement, or on assets of a body corporate which becomes a Subsidiary by acquisition after the date of this Agreement, provided that:

     (i) any such Security Interest is in existence prior to such acquisition and is not created in contemplation of such acquisition; and

     (ii) the amount secured by such Security Interest does not exceed, at any time, the maximum amount secured or agreed to be secured by it (in accordance with the original terms on which such Security Interest was created) as at the date of acquisition;

     (iii) such Security Interest is discharged within a period of 3 months after the acquisition; and

     (iv) no guarantee is given by the Borrower in respect of such Security Interest or the amount secured by it;

     (f) securing Indebtedness incurred to refinance other Indebtedness permitted to be secured under paragraphs (a) to (e) above inclusive and/or this paragraph (f), provided that the aggregate principal amount of the Indebtedness secured by such Security Interest is not increased and such Security Interest does not extend to any assets other than those which were subject to the original Security Interest securing the refinanced Indebtedness;

     "Repayment Date" means the date falling 90 days after the date of drawdown of the Loan and each date falling three months after the previous Repayment Date, and the "Final Repayment Date" shall mean the date falling five years after the date of drawdown of the Loan;

     "SC Borrowers" means all and each of Scientific Coatings of Illinois, Inc., Scientific Coatings, Inc. and SCI Coatings Southwest, Inc;

     "SC Facility Agreement" means the Loan and Security Agreement dated 30 September 1994 and made between the Bank and the SC Borrowers;

     "SC Guarantee" means the guarantee dated 30 September 1994, as the same is or has been varied, amended, supplemented, substituted, novated or assigned from time to time given by Vagle Technology, Inc and the Guarantor in favour of the Bank for the obligations of the SC Borrowers under, inter alia, the SC Facilities;

     "Security Documents" means the Mortgage Debenture, the Charge over Shares, the Multi-Arc, Inc Guarantee, any interest rate hedging agreement from time to time entered into by the Borrower, any certificates or notices given pursuant to any of the same and any other document designated as such by the Bank;

     "Security Interest" means any mortgage, charge, pledge, lien, encumbrance, conditional sale or other title retention agreement, trust arrangement, preferential right or other agreement or arrangement the economic or commercial effect of which is similar to security or any other security interest whatsoever, howsoever created or arising;

     "Sterling" or "Pounds Sterling" means the lawful currency of the United Kingdom;

     "subsidiary" and "subsidiary undertaking" shall have the meanings given to them by Sections 736 and 258 (respectively) of the Companies Act 1985 (as amended);

     "Tangible Net Worth" means the aggregate of the amounts paid-up or credited as paid-up on the Borrower's issued share capital and the amount of the consolidated capital and revenue reserves of the Borrower (including any share premium account, merger reserve, capital redemption reserve, revaluation reserve and retained earnings) and the balance on the Borrower's profit and loss account all as shown by the latest accounts of the Borrower delivered pursuant to this Agreement from time to time but after:-

     (i) deducting any amount shown in respect of goodwill (including goodwill arising on consolidation), patents, trade marks, copyrights, brands, research and development expenditure and other intangible assets;

     (ii) deducting any amounts distributed or proposed to be distributed out of the profits accrued prior to the date of such financial statements to the extent that such distribution is not provided for therein;

     (iii) excluding any sums set aside or otherwise reserved or provided for losses, taxation or expenses;

     (iv) excluding any amounts as in the opinion of the auditors of the Borrower for the time being are attributable to any write ups of fixed assets in the books of the Borrower made after the date hereof; and

     (v) making such adjustments to reflect any variations which shall have occurred since the date of such financial statements:-

          (a) in the amounts paid up or credited as paid up on the issued share capital of the Borrower (including any share premium account, merger reserve, capital redemption reserve, revaluation reserve and retained earnings); and

          (b) to reflect any changes in generally accepted accounting principles and bases and the application of standards and practices since then as may be appropriate in the opinion of the auditors for the time being of the Borrower;

     Headings in this Agreement are inserted for convenience only and shall be ignored in construing this Agreement.

     Expressions herein defined shall have the same meanings herein.

     Unless the context otherwise requires, words denoting the singular number only shall include the plural and vice versa and words denoting persons shall include companies, corporations and partnerships and vice versa.

     References to Clauses and Schedules are to be construed as references to Clauses of and Schedules to this Agreement unless the context otherwise requires.

     A time of day is a reference to London time.

     Any reference in this Agreement to an agreement or document shall be construed as a reference to that agreement or document as the same may have been, or may from time to time be, varied, amended, supplemented, substituted, novated or assigned.

     References in this Agreement to statutes and/or statutory provisions shall be construed as referring to such statutes or statutory provisions as respectively replaced, amended, extended, consolidated or re-enacted from time to time and shall include any order, regulation, instrument or other subordinate legislation made under the relevant statute or statutory provisions.

2. PURPOSE

     The Borrower undertakes to the Bank that the Loan Facility shall only be applied in and towards the refinancing of term debt from Siemens Financial Services Limited, The Governor and Company of The Bank of Scotland, Derwentside District Council and British Coal Enterprise Limited, the purchase of equipment from Multi-Arc, Inc on arms length terms, the making of a loan by the Borrower to Multi-Arc Inc and/or the refinancing of term debt from British Steel.

3. AMOUNT

     Subject to the terms and conditions of this Agreement, the Bank agrees to make available to the Borrower the Loan Facility.

4. CONDITIONS PRECEDENT

     The rights of the Borrower under this Agreement to draw down the Loan Facility are conditional upon the Bank having received, in form and substance satisfactory to it, all of the following:-

     (A) a copy, certified by a director of the Borrower to be true, complete and up to date, of the memorandum and articles of association, certificate of incorporation and any certificates of incorporation on change of name of the Borrower;

     (B) a copy, certified by a director of the Borrower to be true, complete and up to date, of minutes of the meeting(s) of the board of directors of the Borrower at which valid resolutions were adopted approving the Finance Documents to which it is a party and all the other documents relating thereto and authorising a person or persons to sign and deliver (or execute as a deed, if appropriate) the Finance Documents to which it is a party and to sign and deliver or despatch all other such documents and all notices, communications or documents to be given by it pursuant to or in connection with such Finance Documents;

     (C) a copy, certified by a director of the Guarantor to be true, complete and up to date, of minutes of the meeting(s) of the board of directors of the Guarantor at which valid resolutions were adopted approving the Finance Documents to which it is a party and all the other documents relating thereto and authorising a person or persons to sign and deliver (or execute as a deed, if appropriate) the Finance Documents to which it is a party and to sign and deliver or despatch all other such documents and all notices, communications or documents to be given by it pursuant to or in connection with such Finance Documents;

     (D) a list of names and specimen signatures, certified as aforesaid, of each of the persons referred to in Clauses 4(B) and 4(C);

     (E) a certificate signed by a director of the Borrower stating, inter alia, that the signing of the Finance Documents to which it is a party is within its corporate powers and will not cause any limitation on its borrowing or other powers or on the right of its directors to exercise any such powers (whether contained in its constitutional documentation or in any agreement or instrument or imposed by statute or regulation or otherwise) to be exceeded;

     (F) the Security Documents and the Multi-Arc (U.K.) Limited Guarantee duly executed by the parties thereto (except the Bank) and all documents required to be delivered to the Bank pursuant to the Security Documents, including without limitation all documents of title and all insurance policies;

     (G) relevant bank mandates and other forms required for the operation of any account of the Borrower;

     (H) evidence that satisfactory insurance cover (including public liability cover and terrorism risk) in respect of the assets of the Borrower has been taken out and that the premium payments are up to date and that the Bank is a joint insured under all such insurance or the Bank's interest as mortgagee has been noted on the policy(ies) and full details of such insurance;

     (I)  the initial fee payable pursuant to Clause 13.1;

     (J) written confirmation from the Borrower's auditors that they are aware that the Bank will be relying on the Borrower's audited financial statements from time to time for the purposes hereof; and

     (K)  such other documents and information as the Bank may require.

DRAWING THE LOAN

     Subject to:-

     (1) the conditions set out in Clause 4 having been fulfilled by no later than 11.00 am on the second Business Day preceding the date on which the Loan is to be drawn;

     (2)  no Event of Default having occurred; and

     (3) the Bank having received a Notice of Drawing by no later than 9.30 a.m. on the second Business Day preceding the date on which the Loan is to be drawn (or such later time as the Bank may agree), duly completed and signed by the Borrower together with evidence showing that the Loan will be used for one or more of its agreed purposes and the amounts of the loan to be used for each of such purposes in form and substance satisfactory to the Bank, the Bank shall, upon and subject to the terms and conditions of this Agreement, make available the Loan by way of a single drawing on the day and to the person(s) specified in such Notice of Drawing, or if such day is not a Business Day on the next succeeding Business Day, provided that if the Loan shall not have been drawn down on or prior to 30th October 1995 the obligation of the Bank to make the Loan available hereunder shall be cancelled.

6.   INTEREST

6.1 (A) The rate of interest applicable to each Interest Period shall be the rate determined by the Bank to be the aggregate of (I) the Margin and (ii) the Fixed Rate, if the fixed interest rate option has been chosen in the Notice of Drawing or a Notice of Fixed Interest Rate Selection has been given to the Bank, or the aggregate of (I) the Margin, (ii) the Interbank Rate, and (iii) the MLA Cost Rate if the variable interest rate option has been chosen in the Notice of Drawing and no Notice of Fixed Interest Rate Selection has been given to the Bank;

     (B) Interest on the Loan at the rate(s) aforesaid shall be calculated for each Interest Period on the Bank Basis, shall accrue from day to day and be paid on each Repayment Date (in the case of the fixed interest rate option) or on each Interest Payment Date (in the case of the variable interest rate option); and

     (C) On repayment or prepayment of the Loan in whole or in part, all interest accrued and unpaid on the amount to be repaid or prepaid shall be paid by the Borrower to the Bank.

6.2 If any sum due and payable by the Borrower hereunder is not paid on the due date therefor or if any sum due and payable by the Borrower under any judgment of any court in connection herewith is not paid on the date of such judgment, such unpaid sum shall bear interest until the obligation of the Borrower to pay any such sum is discharged in full at the rate per annum which is determined by the Bank to be the aggregate of (1) the Margin, (2) Midland Bank plc's base rate from time to time and (3) two per cent (2%) with such interest being compounded monthly in arrear on the last day of each calendar month.

7.   ALTERNATIVE INTEREST RATES

7.1 Notwithstanding anything to the contrary herein contained, if the variable interest rate option has been chosen in the Notice of Drawing and prior to the commencement of any Interest Period relating thereto, the Bank shall have determined that:-

     (A) by reason of circumstances affecting the London Interbank Market adequate and fair means do not exist for ascertaining the Interbank Rate applicable to such Interest Period pursuant to Clause 6.1; or

     (B) deposits in Sterling are not or will not be available to the Bank in the London Interbank Market in sufficient amounts in the ordinary course of business to fund the Loan for such Interest Period, then the Bank shall as soon as practicable give written notice of such determination or notice to the Borrower.

7.2 In the case of Clause 7.1 if the Loan has not yet been advanced it shall not be so advanced and if the Loan has been advanced the liability of the Bank to maintain the Loan shall cease except, in each case, in accordance with the following provisions of this Clause 7.

7.3 During the period of thirty days from the date of any such notice given pursuant to Clause 7.1 the Bank shall establish (in consultation with the Borrower) an alternative basis (in this Clause 7 referred to as the "Substitute Basis") for funding the Loan (including but without limiting the generality hereof, agreeing a suitable alternative length of Interest Period and agreeing the fixing of an alternative interest rate to be substituted for the rate which would otherwise have been fixed pursuant to Clause 6). The Substitute Basis shall reflect all costs to the Bank of making available the Loan and the Margin and shall be computed in a manner and for a period as similar to those provided in Clause 6.1 as is reasonably possible.

7.4 If the Bank shall agree such Substitute Basis with the Borrower it shall again be open to the Borrower (subject to all the other terms of this Agreement) to request that the Loan be made or to request that the Bank maintain the Loan, as the case may be, and the Borrower shall, until the circumstances specified above no longer exist, pay interest on the Loan on such Substitute Basis. In default of agreement upon a mutually acceptable Substitute Basis within 30 days of the notice referred to in Clause 7.1 the Bank shall be discharged from any further obligation to make available the Loan or to maintain the Loan, as the case may be, and if the Loan shall be outstanding, the Borrower shall repay forthwith to the Bank the Loan together with interest thereon to the date of repayment at a rate equal to the Bank's cost of funding the same and all other amounts payable to the Bank hereunder.

7.5 The certificates, confirmations and determinations of the Bank as to any of the matters referred to in this Clause 7 shall, save for manifest error, be conclusive and binding on the Borrower.

8.   REPAYMENT

     Subject as otherwise provided in this Agreement, the Borrower shall repay the Loan by twenty quarterly instalments. The first nineteen instalments will be of Pounds Sterling54,000 and paid on the first nineteen Repayment Dates with the final instalment of Pounds Sterling474,000 being paid on the Final Repayment Date. Each instalment is to be paid on a Repayment Date, and the Borrower shall ensure that the Loan, together with all interest accrued thereon is repaid, on the Final Repayment Date.

9.   PREPAYMENT

9.1 The Borrower may on giving thirty days' written notice at any time prepay (upon payment to the Bank of the sum of Pounds Sterling10,000 (the "Prepayment Fee") (other than where prepayment is effected pursuant to Clause 7.4 and/or Clause 14) and subject to Clause 16.1) the whole of the Loan together with interest thereon accrued to the date of prepayment, such notice specifying the date and the amount of the prepayment and (where appropriate) accompanied by the Prepayment Fee and evidence satisfactory to the Bank that all authorisations, consents and approvals, if any, necessary for such prepayment have been obtained.

9.2 Any notice of intended prepayment pursuant to this Clause 9 shall be irrevocable and it shall be obligatory for the Borrower to make the prepayment in accordance with such notice.

9.3 The Borrower shall not be entitled to prepay the Loan or any part thereof otherwise than in accordance with the provisions of this Agreement. Any amount prepaid may not be reborrowed.

10.  REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Bank on each date that any amount remains outstanding, or capable of being drawn down, under any of the Finance Documents as follows:-

     (A) it is duly incorporated and validly existing under the laws of the jurisdiction in which it is incorporated as a limited liability company and is duly authorised and empowered under the said laws to own its assets and to carry on its business and it has the power to execute, deliver and perform and has taken all necessary corporate action to authorise the execution and delivery of and the performance of its obligations under the Finance Documents to which it is a party and all other documents referred to herein or therein to which it is a party;

     (B) each of the Finance Documents to which it is a party has been duly executed on its behalf and constitutes its legal, valid and binding obligations enforceable in accordance with its terms and the execution and performance of all of such documents will not breach, conflict with or contravene any provisions of any law, statute, rule, regulation, agreement, indenture, undertaking, memorandum and articles of association or other constitutional documentation or any other instrument binding upon it or on any of its assets or give cause for acceleration of any of its Indebtedness or result in the existence of or oblige it to create any Security Interest (other than as created by the Security Documents) over all or any of its present or future revenues, assets or properties;

     (C) it is not in default under any agreement, instrument, arrangement, obligation or duty to which it is a party or by which it is or may be bound and there is no action, litigation, lawsuit or proceeding taking place or pending or threatened against or affecting it before any court, judicial, administrative, arbitral or governmental body or agency which in any such case could result in any material adverse change in its financial condition, assets, business or operations taken as a whole;

     (D) all actions, licences, consents, exemptions and registrations (including, without limitation filings with all governmental or any other regulatory body, authority, bureau or agency and any consents or approvals required for the execution of, or the performance by the Borrower of its obligations under, the Finance Documents to which it is a party) required for the validity, performance and enforceability of the Finance Documents to which it is a party have been obtained and are in full force and effect and any condition contained therein or otherwise applicable thereto has been fulfilled or complied with;

     (E) all its obligations and liabilities under the Finance Documents to which it is a party constitute its direct, unconditional and general obligations and rank ahead in point of security and priority of all its other present and future Indebtedness and liabilities (with the exception of any obligations which are mandatorily preferred by law and not by contract);

     (F) all the factual information provided by it, any of its officers or any person on its behalf to the Bank in connection with this Agreement and any of the matters referred to in Clause 2 is true and accurate in all material respects and it is not aware of any material facts or circumstances that have not been disclosed to the Bank and which, if disclosed, could adversely affect the decision of a person considering whether or not to provide finance to the Borrower on the terms and subject to the conditions of this Agreement;

     (G) its latest audited accounts give a true and fair view of its financial condition as at the date to which such accounts are made up;

     (H) no Dangerous Substance has been used, disposed of, generated, stored, transported, dumped, deposited, buried or omitted at, on, from or under any premises (whether or not owned, leased, occupied or controlled by the Borrower) in circumstances where this might result in a liability on the Borrower, which, if proven, might in the opinion of the Bank have a material adverse affect on its ability to perform its obligations under the Finance Documents;

     (I) all requisite Environmental Licences have been obtained and all Environmental Licences and other applicable Environmental Law have at all times been complied with;

     (J)  no Event of Default has occurred; and

     (K)  the Borrower has no trading subsidiaries or subsidiary undertakings.

11.  COVENANTS AND UNDERTAKINGS

11.1 Positive Covenants

     The Borrower covenants and undertakes with the Bank that so long as any amount remains outstanding, or capable of being drawn down or any liability to the Bank subsists, under any of the Finance Documents it shall:-

     (A) ensure that each of its financial years ends on 30th September and it shall furnish to the Bank within 90 days of the end of each of their respective financial years a copy of its and the Guarantor's respective audited financial statements (consolidated in the case of the Guarantor) prepared in accordance with generally accepted accounting principles and bases in its place of incorporation consistently applied, audited by a firm of auditors acceptable to the Bank and representing a true and fair view of its financial position at the date of such statements and the results of its operations for the period ended on such date together with a certificate from the auditors confirming that the Borrower is in compliance with the covenant contained in Clauses II.I(H), (1), (J), (K) and (L);

     (B) furnish to the Bank within 20 days of the end of each calender month a copy of its and the Guarantor's respective internal monthly management accounts certified by its finance director (or the Guarantor's finance director, as appropriate) as representing a true and fair view of its financial position at the date of such accounts and the results of its operations for the period ended on such date together with an aged receivables analysis in such format as the Bank may require certified by its finance director as representing a true and fair view of the receivables of the Borrower for the period(s) in question;

     (C) promptly furnish to the Bank such additional financial or other information as the Bank may from time to time reasonably require;

     (D) comply with all lawful and applicable laws (including all Environmental Law) and regulations of all governmental and regulatory authorities relating to or affecting any of the Borrower's assets and/or its business and will obtain and promptly renew from time to time and comply with the terms of all consents, approvals, authorisations, licences (including all Environmental Licences) and/or exemptions which may be necessary to enable it properly to operate its business and to carry out its obligations under each of the Finance Documents;

     (E) notify the Bank in writing promptly on becoming aware of any Event of Default with a description of any steps which it is taking or considering taking in order to remedy or mitigate the effect of the Event of Default or otherwise in connection with it;

     (F) notify the Bank promptly, and in any event within 14 days of its becoming aware of the same, in writing of any litigation or proceeding which is commenced, pending or threatened in respect of the Borrower, where the litigation concerned could result in a liability of more than Pounds Sterling 25,000 on the part of the Borrower;

     (G) ensure that at all times it is able to pay its debts as they fall due and that any obligation owed to a creditor of the Borrower is met on the due date therefor or within any applicable originally agreed credit period or otherwise within time limits customarily adhered to by the Borrower;

     (H) ensure that Debt Service Coverage Ratio shall not be less than 1.5:1 for any twelve month period ending on 31 March, 30 June, 30 September and 31
December:

     (I) ensure that the ratio of Borrowed Money to Tangible Net Worth shall not at any time be greater than 2:1;

     (J) ensure that its Capital Expenditure does not, in any financial year of the Borrower, exceed Pounds Sterling350,000 in aggregate, without the prior written consent of the Bank;

     (K) ensure that the Current Assets exceed the Current Liabilities, at all times, by a minimum of Pounds Sterling25; and

     (L) ensure that Tangible Net Worth is at all times in excess of Pounds Sterling800,000.

11. 2     Negative Covenants

     The Borrower covenants and undertakes with the Bank that so long as any amount remains outstanding, or capable of being drawn down or any liability to the Bank subsists, under any of the Finance Documents it shall not:-

     (A) without the prior written consent of the Bank, create or attempt to create or permit to subsist any Security Interest of any kind, other than any Permitted Encumbrances, over the whole or any part of its respective undertaking, property, assets or revenues save as permitted pursuant to the Mortgage Debenture;

     (B) carry out any business other than the business it presently carries out at the date hereof, nor shall it make or permit any change in the scope or nature of its business or cease to carry on its business;

     (C) sell, transfer, assign, lease, charter, lend or otherwise dispose of or part with possession or the ownership of or any interest in any of its property, assets, revenues or undertaking or any part thereof save in the ordinary course of business and shall not enter into or undertake any invoice discounting or factoring arrangements;

     (D) it shall not issue any shares, debentures or other securities without the prior written consent of the Bank;

     (E) enter into banking or other credit facility arrangements of whatsoever nature or any interest rate or other exchange or hedging agreement other than with the Bank or otherwise incur any Indebtedness in relation to Borrowed Money (excluding for this purpose rental payments under leases and hire-purchase agreements provided that the cost of any assets the subject of such leases or hire purchase agreements purchased in any one financial year of the Borrower when aggregated with the cost of any other such assets purchased in that financial year does not exceed Pounds Sterling350,000) other than under the Finance Documents;

     (F) acquire, establish or permit to subsist any subsidiary or subsidiary undertaking or acquire any interest in, enter into or form any partnership or joint venture without the prior written consent of the Bank and shall not permit any dormant subsidiary or subsidiary undertaking to carry out any activity or take any action which would result in such subsidiary or subsidiary undertaking ceasing to be dormant;

     (G) amend its memorandum or articles of association in any way without the prior written consent of the Bank; or

     (H) make any loans to, grant credit to, grant indemnities in respect of, or guarantees in support of, or invest in, any third party otherwise than in the ordinary course of its trading activities or, in the case of loans, to Multi-Arc, Inc provided that no Event of Default has occurred prior to the making of any such loan.

12.  EVENTS OF DEFAULT

     In the event that:-

     (A) the Borrower shall fail to pay any sum required to be paid under any Finance Document in the case of principal or interest on the due date therefor or in the case of any other payment within 7 Business Days of the due date therefor; or

     (B) the Borrower or the Guarantor shall default in the due performance or observance of any other covenant, undertaking, condition or provision on its part contained in any Finance Document and such default is not capable of remedy, or if in the opinion of the Bank capable of remedy, shall not have been remedied to the satisfaction of the Bank within10 days of the earlier of the Bank serving notice on the Borrower or the Guarantor requiring the same to be remedied and the Borrower or the Guarantor becoming aware of the same; or

     (C) any representation, warranty or statement made or deemed to be made by the Borrower in or pursuant to any Finance Document to which it is a party (including in any certificate or notice made or delivered pursuant thereto) and which the Bank considers to be material shall be untrue or incorrect in any material respect when made or repeated or if any event occurs as a result of which any such representation, warranty or statement if repeated at any time hereafter with reference to the facts subsisting at the time of such repetition, would be untrue or incorrect in any material respect; or

     (D) any other Borrowed Money exceeding in aggregate Pounds Sterling25,000 of the Borrower shall by reason of breach or default become due and payable prior to its stated maturity or due date or if any such Borrowed Money is not paid at the maturity thereof or due date therefor (or within any originally stated applicable grace period therefor) or, if payable on demand, is not paid on demand or if the Borrower fails to pay when due any amount payable by it under any present or future guarantee or indemnity in respect of Borrowed Money or if any Security Interest in respect of Borrowed Money created by it becomes enforceable and steps are taken to enforce the same; or

     (E) any Event of Default (as defined in the SC Facility Agreement) occurs; or

     (F) the Borrower or the Guarantor becomes insolvent or applies for or consents to or suffers the appointment of a liquidator, administrator, receiver, administrative receiver, encumbrancer, trustee in bankruptcy or similar official of the whole or any part of its assets, business, property, revenues or undertaking or a petition for the appointment of an administrator or liquidator of the Borrower or the Guarantor is presented (and not, unless the same has been advertised, withdrawn within 21 days of presentation) or the Borrower or the Guarantor takes any proceedings under any law, regulation or procedure for adjustment, deferment or rescheduling of its indebtedness or any part thereof or makes or enters into a general assignment or arrangement or composition with or for the benefit of its creditors or a moratorium shall be declared on any of its indebtedness or any creditor of the Borrower or the Guarantor exercises a contractual right to take over the financial management of the Borrower or the Guarantor (as applicable) or the Borrower or the Guarantor is unable to pay its debts as defined in section 123 Insolvency Act 1986 or the Borrower or the Guarantor fails generally to pay its debts as and when they fall due or if proceedings are commenced or threatened against the Borrower or the Guarantor which, if adversely determined, would result in a liability on the part of the Borrower or the Guarantor (as applicable) in excess of Pounds Sterling25,000 or any similar event or occurrence shall take place under the laws of any other jurisdiction applicable to the Borrower or the Guarantor; or

     (G) an order is made or resolution is passed for the winding-up, liquidation or dissolution of the Borrower or the Guarantor or if analogous proceedings are taken or the Borrower or the Guarantor stops or threatens to stop payments generally or the Borrower or the Guarantor ceases or threatens to cease to carry on its business or any part thereof or the Borrower or the Guarantor merges, consolidates or amalgamates with or into any other company, corporation or entity; or

     (H) it becomes unlawful or impossible or contrary to the terms of any consent, authority or other permission for the Borrower or the Guarantor to perform or to continue to perform any of its obligations under any of the Finance Documents to which it is a party or if any of such documents ceases to be in full force and effect or ceases to constitute the legal, valid and binding obligations of the Borrower or the Guarantor, as applicable, enforceable in accordance with its respective terms;
or

     (I) any event or series of events (including without limitation any adverse change in the business, assets or financial condition of the Borrower or the Guarantor) shall occur giving reasonable grounds in the opinion of the Bank for the belief that the Borrower (or, as the case may be, the Guarantor) will not, or will not be able, to perform or comply with any of its obligations expressed to be assumed by it under or in connection with any of the Finance Documents to which it is a party; or

     (J) if any governmental authority or any person or entity acting or purporting to act under any governmental authority shall have taken any action in order to condemn, seize or appropriate, or to assume custody or control of the Borrower or of all or any substantial part of the property or assets of the Borrower or shall have taken any action to curtail the authority in the overall conduct of its business or operations of the Borrower; or

     (K) if the Bank shall reasonably consider any of its security under the Security Documents shall be in jeopardy; or

     (L) if the audited financial statements of the Borrower or the Guarantor delivered pursuant to Clause 11. I (A) are qualified to the effect that they do not or may not give a true and fair view of the financial position of the Borrower; or

     (M) if the Borrower ceases to be a subsidiary of Multi-Arc, Inc, or if Multi-Arc, Inc at any time owns (legally and beneficially) less than ninety-nine per cent of the issued share capital of the Borrower;

     then in any such case and at any time thereafter while such event is continuing, the Bank may by written notice to the Borrower:-

     (1) declare that the obligations of the Bank to make or, as the case may be, maintain the Loan shall be cancelled, whereupon the same shall be cancelled; and/or

     (2) declare the whole or any part of the principal of and interest relating to the Loan and any other sums payable under the Finance Documents to be due and payable, whereupon the same shall become immediately due and payable together with accrued interest thereon to the date of actual payment; and/or

     (3)  declare the Loan shall henceforth be repayable on demand; and/or

     (4) direct enforcement of, or take any other action in relation to, any of the Security Documents in accordance with its terms;

     (5) apply the rate of interest referred to in Clause 6.2 to all or any part of the principal amount of the Loan, any accrued interest and any other sums payable under the Finance Documents; or

     (6)  waive the Event of Default.

13.  FEES AND EXPENSES

13.1 The Borrower will pay to the Bank an initial fee of Pounds Sterling7,500 on the date the Loan is drawndown pursuant to Clause 5.

13.2 The Borrower shall reimburse the Bank promptly on demand (and without prejudice to such obligations and notwithstanding the other provisions of this Agreement authorises the Bank to deduct the same from any account of the Borrower with the Bank from time to time to the extent that any of the following are outstanding) and on a full indemnity basis, for all reasonable fees and all expenses (including but not limited to all legal, travel and other out-of-pocket expenses and all V.A.T. thereon) incurred by the Bank in connection with the preparation, negotiation, completion, execution and, where applicable, registration and filing of the Finance Documents and all documents in connection herewith and therewith and with granting waivers under or agreeing amendments to or variations in any of the same or in protecting any of its rights hereunder or thereunder or in suing for or recovering any sums due to it or in the preservation or enforcement of any of its rights under this Agreement or any of the above mentioned documents connected herewith.

13.3 The Borrower shall reimburse the Bank on demand in respect of liability to all stamp, registration and other like duties and taxes (including all VAT), if any, in each case payable in connection with the execution, delivery and performance of the Finance Documents and all other documents in connection therewith whether by the Borrower or the Bank or any other party thereto and whether arising as a result of an election or otherwise or in connection with the enforcement of any of the Finance Documents and all such other documents and will indemnify the Bank from any and all liabilities with respect to or resulting from any delay or omission to pay such duties or taxes.

13.4 Upon the occurrence of any Event of Default the Borrower shall reimburse the Bank for any subsequent operating and/or management charges or costs of the Bank relating to the Finance Documents, the matters contemplated thereby and the Loan, as determined by the Bank.

14.  CHANGES IN CIRCUMSTANCES

14.1 If after the date of this Agreement by reason of (1) the introduction of or any change in law or in its interpretation, administration or application and/or (other than a general change in the rates of taxation of income in the United Kingdom or elsewhere) (2) compliance with any new request, directive or requirement of whatsoever nature, from or requirement of any central bank or other fiscal, monetary or competent authority (whether or not having the force of law):-

     (A) there is any increase in the cost to the Bank of agreeing to issue, make, fund or maintain or of issuing, making, funding or maintaining all or any part of the Loan or any unpaid sums due to it under any of the Finance Documents; or

     (B) the Bank suffers a reduction in the amount of any payment received or receivable by it or forgoes any interest or other return on or in relation to the Loan or suffers a reduction in return on capital as a result of having entered into any of the Finance Documents and performed its obligations thereunder; or

     (C) the Bank becomes liable to make any payment on or calculated by reference to the amount of any sum received or receivable by it or owed to it under any of the Finance Documents (other than tax on its overall net income or profits), then the Borrower shall from time to time promptly on demand pay to the Bank amounts sufficient to indemnify the Bank against, as the case may be, any such cost, reduction, forgoing or liability provided always and it is hereby agreed that:-

     (i) the Bank shall promptly notify the Borrower of the happening of such event giving reasonable details of how such cost, reduction or liability has been calculated and attributed to the Loan Facility or the Overdraft Facility; and

     (ii) at any time after receipt of notice under paragraph (i) and so long as the circumstances giving rise to such cost, reduction, forgoing or liability continue, the Borrower may on giving the Bank not less than five Business Days' irrevocable notice, cancel the Bank's obligation to make or, as the case may be, to maintain the Loan and repay the whole (but not part only) of the Loan together with all interest and other sums payable by the Borrowers to the Bank pursuant to any of the Finance Documents but excluding, for the avoidance of doubt, the Prepayment Fee.

14.2 In the event that by reason of any change in applicable law, regulation or regulatory requirement or in the interpretation or application thereof after the date hereof the Bank shall be of the opinion that it has become unlawful, illegal or otherwise prohibited for the Bank to maintain or give effect to all or any of its obligations as contemplated by any of the Finance Documents, the Bank shall give notice to the Borrower to that effect and thereupon, the liability of the Bank to make or, as the case may be, to maintain the Loan shall cease and the Borrower shall repay to the Bank on or before the latest day (being, if possible, the last day of any Interest Period) permitted by such law, regulation or regulatory requirement the whole of the Loan, together with all interest and other sums payable by the Borrower to the Bank pursuant to any of the Finance Documents but

15.  PAYMENTS

15.1 For the purposes of this Agreement, any payment to be made by the Borrower shall be made in Sterling in cleared immediately available funds not later than 11.00 a.m. on the due date to the account of the Borrower at First Fidelity Bank N.A., London Branch (or to any other account at such bank and place which the Bank may from time to time specify).

15.2 All sums received by the Bank under any of the Finance Documents, whether in respect of principal, interest, fees, costs or otherwise, shall be received in full without any set-off or counter-claim by the Borrower free and clear of and without any deduction or withholding for or on account of any present or future income or other taxes, levies, imposts, duties, charges or withholdings of any nature whatsoever. In the event that any such deduction or withholding from any payment for the account of the Bank under any of the Finance Documents shall be required or in the event that any payment on or in relation to any amount received by the Bank on account of tax or otherwise shall be required to be made, in each case under any present or future law, directive, regulation or practice, then the Borrower shall forthwith pay to the Bank such additional amounts as will result (after the making of such deduction, withholding or payment) in the receipt and retention by the Bank of the same amount which would otherwise have been received and retained by it pursuant to such Finance Document had no such deduction, withholding or payment been made.

15.3 If any sum becomes due for payment pursuant to any Finance Document on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day unless such Business Day falls in a new calendar month in which event such payment shall be made on the immediately preceding Business Day and the amount of any interest or other fee shall, if not already taken into account, be adjusted accordingly.

15.4 In the case of a partial payment under any Finance Document, the Bank may appropriate such amount in satisfaction of the obligations of the Borrower in such order as it shall in its absolute discretion think fit and any such appropriation shall override any appropriation made by the Borrower or any guarantor.

15.5 If the Borrower or any Guarantor pays any increased amount under Clause
15.2 and the Bank actually receives or is granted a credit against or remission for any income or corporation tax payable by it, the Bank shall, to the extent that it can do so without prejudice to the retention of the full amount of such credit or remission, reimburse to the Borrower or Guarantor (as applicable) such amount of such credit or remission as the Bank shall in its sole opinion have concluded to be applicable to such deduction or withholding. Nothing herein contained shall affect the right of the Bank to arrange its tax affairs as it thinks fit and in particular, the Bank shall be under no obligation to claim relief from any tax on its corporate profits or similar tax liability in respect of the imposition of such tax and, if the Bank does claim any such relief, it shall be under no obligation to claim the same in priority to any other claims, reliefs, credits or deductions available to it and shall not in any event be obliged to disclose any matter relating to its tax affairs or computations to any person.

15.6 The Bank warrants to the Borrower that it is a person recognised by the Inland Revenue as carrying on through its London Branch a bona fide banking business in the United Kingdom for the purpose of S.349(3) of the Income and Corporation Taxes Act 1985 and which brings any interest payable under this Agreement into account as a trading receipt of that business.

15.7 If, otherwise than as a result of the introduction of or any change in the interpretation or application of any law or regulation or practice of the Inland Revenue after the date of this Agreement, the Bank is not or ceases to be a person as specified in Clause 15.6, the Borrower shall not be liable to pay to or for the account of, the Bank any increased sum under Clause 15.2.

15.8 The provisions of Clause 15.5 shall apply to the payment of interest pursuant to the Overdraft Facility and/or any of the Security Documents.

16.  PAYMENT AND CURRENCY INDEMNITIES

16.1 The Borrower shall on demand by the Bank indemnify the Bank for all amounts as the Bank may certify to be necessary to compensate it for all costs, expenses, liabilities and losses sustained or incurred by it as a result of (I) any default in payment by any of the Borrower of any sum under any of the Finance Documents when due, (2) any failure (by reason of any breach or default of any of the Borrower) to borrow in accordance with Clause 5, (3) the happening of any Event of Default and/or (4) any repayment or prepayment of the Loan or any part thereof otherwise than on the Final Repayment Date (if the fixed rate option has been chosen in the Notice of Drawing or any Notice of Fixed Interest Rate Selection), or on an Interest Payment Date (if the variable rate option has been chosen in the Notice of Drawing) relative thereto, (including in each case but not limited to any losses or expenses sustained or incurred in liquidating or re-deploying deposits from third parties acquired to effect or maintain any amounts paid or carried by the Bank, loss of interest and/or loss of Margin). The certificate of the Bank as to the aforesaid amounts shall, save for any manifest error, be conclusive.

16.2 Any payment or payments made to the Bank in a currency (the currency in which the relevant payment is being made is hereinafter referred to as the "Relevant Currency") other than the currency in which it is expressed to be due hereunder (the "Due Currency") shall only constitute a discharge to the Borrower to the extent of the Due Currency amount which the Bank is able, on the date or dates of receipt by the Bank of such payment or payments in the Relevant Currency (or, in the case of any such date which is not a Business Day, on the next succeeding Business Day) to purchase with the amounts so received by the Bank on such date or dates. If the amount of Due Currency which the Bank is so able to purchase falls short of the Due Currency amount originally due to the Bank under this Agreement the Borrower shall immediately reimburse the Bank in the Due Currency any such shortfall and shall indemnify the Bank against any direct loss or damage arising as a result of a failure to make such reimbursement. This indemnity shall constitute a separate and independent obligation from the other obligations contained in this Agreement.

16.3 If the Borrower is or becomes bound to pay any increased amount under clause 15.2 or to make any payment under Clause 14.1 for the account of the Bank then, so long as such obligation continues, it shall be entitled at any time on giving to the Bank not less than 7 days' notice (which shall be irrevocable) to prepay the whole (but not part only) of the Loan together with accrued interest and any other amount payable under this Agreement but subject always to Clauses 16.1 and 16.2.

17.  SET-OFF

     The Borrower hereby authorises the Bank to apply any credit balance (whether matured or unmatured) to which it is entitled on any of its accounts with the Bank, including without limitation the Accounts, in or towards satisfaction of any sum due to the Bank by the Borrower under any of the Finance Documents. For this purpose, the Bank is hereby authorised in the name of the Borrower to do all acts (including breaking time deposits) and to sign all documents as may be required to effect such application. The Bank shall not be obliged to exercise any right conferred or acknowledged by this Clause 17 and nothing expressed or implied in any of the Finance Documents shall in any way affect any rights which the Bank may have under applicable law.

18.  ACCOUNTS

     The Bank shall open and maintain on its books in accordance with its normal practice a loan account evidencing the amounts from time to time advanced by and owing to it hereunder which loan account shall be prima facie evidence of such amounts.

19.  WAIVERS

     No delay or omission of the Bank in exercising any right, power or privilege under any of the Finance Documents shall operate to impair such right, power or privilege or be construed as a waiver thereof and any single or partial exercise of any such right, power or privilege shall not preclude any other or future exercise thereof or the exercise of any other right, power or privilege. The rights and remedies provided under any of the Finance
Documents are cumulative and not exclusive of any rights or remedies provided by law.

20.  ASSIGNMENT

20.1 This Agreement shall be binding upon and enure for the benefit of the Borrower, the Bank and their respective successors.

20.2 The Borrower shall not assign or transfer any of its rights and/or obligations under any of the Finance Documents.

20.3 The Bank at any time may transfer all or any part of its rights, benefits and obligations under the Finance Documents by assigning to any one or more other banks (each of which is hereinafter in this Clause 20 called an "Assignee Bank") all or any part of the Bank's rights and benefits thereunder provided that (I) such Assignee Bank shall agree to perform that percentage of the Bank's obligations hereunder as corresponds to that percentage of the Bank's rights and benefits so assigned to the Assignee Bank and (2) such Assignee Bank shall, by delivery of such undertaking or agreement as the Bank may approve, have become bound by the terms of the Finance Documents, and in such circumstances the Bank may, if it so determines, act as agent for itself and the Assignee Bank for the purposes of the Finance Documents subject to receipt of appropriate indemnities and the Bank entering into such appropriate documentation with the Assignee Bank and the Borrower as the Bank may require. Notice of any such transfer shall promptly be given to the Borrower and the Borrower shall execute such documents as the Bank shall require in order to give effect to any such transfer. For this purpose and for the purpose of entering into any contractual arrangements with any person in relation to the matters contemplated by this Agreement the Bank may disclose to a potential Assignee Bank or any such person such information about the Borrower and its assets and condition as the Borrower shall have made available to the Bank hereunder or as shall be known to the Bank otherwise howsoever. The Bank shall consult with the Borrower prior to any such transfer.

20.4 If the Bank transfers its right, benefits and obligations under the Finance Documents as provided in Clause 20.3, all references in the Finance Documents to the Bank shall thereafter be construed as references to the Bank and its Assignee Bank(s) to the extent of their respective participations, if any, and the Borrower shall thereafter look only to the Assignee Bank(s) (to the exclusion of the Bank) in respect of that proportion of the Bank's obligations thereunder as corresponds to such Assignee Bank's respective participation therein and accordingly such Bank's maximum liability hereunder shall be appropriately reduced and the Assignee Bank shall proportionately assume a maximum liability equivalent to such reduction in such Bank's maximum liability.

21.  NOTICES

21.1 Save as otherwise provided herein, each notice, request, demand or other communication to be given or made under this Agreement shall be given in writing delivered personally or by letter by first class mail, or facsimile to the address or facsimile number of the addressee set out below:-

     (1) in the case of the Bank, if by facsimile to it at 0171929 4644 and if delivered personally or by letter to it at London Branch, 1 Bishopsgate, London, EC2N 3AB, in each case marked for the attention of Ian G. Morrison, Vice President;

     (2) in the case of the Borrower, if by facsimile to it at 01207 590254 and if delivered personally or by letter to it at Number One, Industrial Estate, Unit 36, Medomsley Road, Consett, County Durham, DH8 6TS,

          or at any other numbers or addresses or marked for the attention of such other person as the parties hereto may from time to time notify to each other.

21.2 Any notice, request, demand or other communication to be given or made under this Agreement shall be deemed to have been delivered, in the case of any notice, request, demand or other communication given or made by personal delivery or facsimile, on despatch to the correct facsimile number or delivery to the correct address unless delivered outside normal business hours when it shall be deemed to be delivered on the next Business Day and, in the case of any notice, request, demand or other communication given or made by letter, two Business Days after being posted by first class mail, provided that any notice, request, demand or other communication to be made or delivered by the Borrower to the Bank shall only be effective when received by the Bank.

22.  PARTIAL INVALIDITY

22.1 In the case that one or more of the provisions contained in this Agreement should prove to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions hereof shall not in any way be affected or impaired thereby.

23.  GOVERNING LAW

23.1 The law of England and Wales is the law applicable to this Agreement.

Please confirm your agreement to and acceptance of the terms and conditions set out above on the attached copy of this letter. The offer of the Facilities shall lapse and shall be deemed to have been withdrawn if the Borrower does not agree and accept the terms hereof within 5 Business Days of the date of this Agreement.

Yours faithfully
/s/
duly authorised for n behalf of
FIRST FIDELITY BANK N.A.

We hereby acknowledge our agreement to and acceptance of the terms and conditions set out in the letter of which the above is a true copy. /s/
duly authorised for and on behalf of
MULTI-ARC (U.K.) LIMITED

                            SCHEDULE
                       Notice of Drawdown
     [On the headed notepaper of Multi-Arc (U.K.) Limited]

To:  First Fidelity Bank N.A.

Dear Sirs,

1.   We refer to the facility agreement (as from time to time amended, varied,
novated or supplemented) (the "Facility Agreement") dated        1995 and made
between Multi-Arc (U.K.) Limited as Borrower and First Fidelity Bank N.A. as Bank. Terms used herein shall have the meanings ascribed to them in the Facility Agreement unless the context otherwise requires.

2.   We hereby give you notice that, pursuant to the Facility Agreement and on
[date of proposed Advance], we wish to borrow the amount of [      ] pounds
([     ]) upon the terms and subject to the conditions contained therein.

3.   Of the amount referred to in paragraph 2 above [Pounds Sterling       ] is
to be used to [specify each purpose] and we attach [specify evidence to be attached] as evidence that such amount is to be used for each one of the purposes set out in Clause 2 of the Facility Agreement.

4. The amount referred to in paragraph 2 should be credited to the account of [specify account(s) into which such amount is to be transferred] for value on [date of proposed drawdown].

5. We hereby elect for [the fixed interest rate option/the variable interest rate option] referred to in the Facility Agreement.

6. We confirm that, at the date hereof, the representations and warranties set out in Clause 10 of the Facility Agreement are true and no Event of Default has occurred.

Yours sincerely

/s/
for and on behalf of
Multi-Arc (U.K.) Limited

EXHIBIT 10(t)
OVERDRAFT FACILITY

FIRST FIDELITY BANK

                    FIRST FIDELITY BANK N.A

To   FIRST FIDELITY BANK N.A.
     London Branch
     1 Bishopsgate
     London EC2N 3AB
     (hereinafter referred to as "the Bank")

WE   MULTI-ARC (U.K.) LIMITED

of Number One Industrial Estate, Unit 36, Medomsley Road, Consett, County Durham DH8 6TS.

(hereinafter called "we") in consideration of your from time to time granting or continuing to make available credit or other banking facilities and accommodation to us ("the Facility") hereby undertake and agree with you as follows:

Unless otherwise agreed in writing between us in respect of any other specific facility:-

1. In respect of any overdraft or part thereof made available pursuant to the Facility, you shall be entitled in your sole discretion to call in amounts outstanding under the Facility and/or to cancel the Facility (or any part thereof) and/or to issue legal proceedings in respect of the Facility without first having made demand on us.

2. You shall be entitled to your sole discretion and as conclusively determined by you at any time from time to time increase or decrease the Facility limit (including multiple currency facility limits).

3. We will pay to you interest on the amount from time to time outstanding under the Facility for the relevant interest period as determined by you at the rate determined by you being the aggregate of:

     (a)  either    (i)  A margin of 1 5% per annum above the rate (as
conclusively determined by you in accordance with your normal procedures) at which the Bank is offered deposits in currency of the Facility at or about 11:00 a.m. London time on the relevant dealing day on or before the commencement of the relevant interest period (as determined by you by banks in the London interbank market for deposits in tho currency of the Facility of similar amount and for a similar interest period as that of the Facility; or at your option; or

               (ii) the base rate of the Bank from time to time as conclusively certified by you "Base Rate") plus a margin of 1.5% per annum;

AND

     (b) the rate reflecting the cost to you (as determined by you) of complying with the existing requirements of the Bank of England or other regulatory authority affecting mandatory liquid assets, special deposits, reserve, capital adequacy or other requirements of whatever nature and attributable to the Facility (rounded up, if necessary, to four decimal places) including any reduction in the rate of return on your capital resources. A certificate by you as to the amount of such cost shall be conclusive in the absence of manifest error.

          All interest payable shall accrue from day to day and shall be calculated on the basis of a 360 day year (save in the case of pounds sterling a 365 day year) for the actual number of days elapsed and shall be paid in the currency of the Facility. Interest shall be due and payable and debited to our account on a monthly basis.

4. We will pay to you interest on any amount due hereunder which is not paid on the due date for payment therefore for the period from such due date up to tho date of actual receipt by you (as well after judgment as before) on demand at the rate of 2% per annum above the aggregate interest rate and cost to you referred to in Clause 3 above (as conclusively determined by you) for such periods as you may select. Upon expiry of each such period such rate shall be recalculated on the same basis save that unpaid interest accrued during the previous periods shall be added to the amount in respect of which we are in default.

5. We agree to indemnify you upon demand for all costs, charges and expenses (including legal fees) incurred by you in connection with the drafting, preparation negotiation and execution of this Agreement and any documents relative thereto and of any amendment, variation or extension thereof or the granting of any waiver or consent under this Agreement and the presentation and enforcement or attempted enforcement of your rights and powers under this Agreement.

6. The terms and conditions of this Agreement are in addition to and not in substitution for any other agreements between us and you.

7. All sums payable by us hereunder shall be paid in the currency of the Facility or such other currency as you may from time to time direct in immediately available funds to the account maintained in respect of the Facility or such other account at such ;bank as you may from time to time specify and without any set-off or counterclaim whatsoever and, save as required by law, without any deduction or withholding for or on account of any present or future taxes, levies, imposts, duties, charges or withholdings of any nature whatsoever. We shall pay all present or future taxes or similar charges due with respect to such payments which may be imposed by any competent fiscal authority, except taxes on your overall income. If any such deduction or withholding has to be made by law from any such payment we will pay to you an increased amount so that after any deduction or withholding you receive and retain a net amount equal to the amount which you would have received and retained had no such deduction or withholding been made.

8. We hereby irrevocably authorise you (but without obligation on your part) in the event of non-payment of any amounts when due hereunder at any time without demand and without further notice to set off any credit balance in any currency standing upon any of our account with you or at any of your branches or any of your subsidiary, holding or associated companies or any of the subsidiaries of First Fidelity Bancorporation in or towards payment of any amount due to you hereunder and in our name to do all such acts and to sign all such documents as may be required to effect such application. Where such set-off requires the conversion of one currency into another, such conversion shall be calculated at the spot rate as conclusively determined by you for purchasing one currency with the other.

9. Statements of account shall be issued on written application or by arrangement with the Bank. Failure by us to object to a statement of account within thirty days after receipt thereof shall be deemed approval of all entries contained therein and in the absence of any such objections the statement of account shall be final and binding on us.

10. The certificate signed by one of your duly authorised officers as to any of the matters referred to in this Agreement including the balance of an account or the amount owing by us to you shall save for manifest error, be conclusive and binding on us.

11. We hereby irrevocably appoint the following as our agent to accept service of all legal process issued out of the High Court of Justice in London in any local action or proceedings against us/our assets arising out of or in connection with any transaction or dealing between us and you:

     Name:
     Address:
     Telex:  Fax:
     ("the Service Agent")

     We agree that any notice demand or other legal communication to be given hereunder and any legal process shall be sufficiently served if delivered to the Service Agent at its address stated in this Agreement or such other address in England as we may have notified to you for such purpose.

This Agreement is to be governed by and construed in accordance with the laws of England and we hereby submit to the non-exclusive jurisdiction of the English courts.

EXECUTION by Company
EXECUTED as a deed and delivered by
the Customer pursuant to a resolution
of its board of directors duly passed
dated
by
                                   Director /s/ John Alan Stevenson
                                             John Alan Stevenson
                                   Director or
                                   Secretary /s/ Walter N. Kreil, Jr.
                                             Walter N. Kreil, Jr.

EXHIBIT 10(u)
                    UBC VIRGINIA CORPORATION
                        c/o Andal Corp.
                        909 Third Avenue
                   New York, New York   10022

                                   October 13, 1995

CERTIFIED MAIL -
RETURN RECEIPT REQUESTED

Schnurmacher Corp.
1114 First Avenue
New York, New York   10021
Attn:  Ira J. Weinstein

                    Notice of Exercise of Option
                    Pursuant to Section 1.3 of
                    Option Agreement dated as of
                    August 1, 1982 covering
                    1110 First Avenue, New York,
                    New York (the "Option Agreement")

Gentlemen:

          The undersigned is the optionee under the Option Agreement. We are in receipt of your letter dated September 22, 1995 advising of the death of Irwin Schnurmacher, the later to die of Adolph and Irwin Schnurmacher.

          This letter constitutes notice to you of our election to exercise the option to purchase 1110 First Avenue, New York, New York (the "Premises") pursuant to Section 1.3 of the Option Agreement and, in furtherance thereof, enclosed is our good certified check payable to your order in the amount of $10,000, representing the "Option Exercise Payment" required to be remitted to you together with this letter pursuant to the terms of the Option Agreement.

          We understand from your letter that you would prefer to close title to the Premises during the month of February, 1996. We are agreeable and would propose February 27, 1996 at a time and place to be agreed on.

          Since the closing will occur more than thirty (30) days after the date of this letter (as now required by the Option Agreement), we would appreciate it if you would agree to waive such thirty (30) day provision by signing a copy of this letter.

          We also want to advise you of the possibility that the Option Agreement and Lease may be assigned before the closing to Messrs. Paul Milstein and Alan Cohen and Frankhill Associates, a limited partnership, in which case the assignees will assume all of our obligations under the Lease and Option Agreement and Contract of Sale annexed thereto. In that event, we will give notice of such assignment to you not later than thirty (30) days prior to February 27, 1996, together with executed counterparts of the Transferee and Transferor Questionnaires required for filing with the Department of Taxation and Finance in furtherance of the New York State Real Property Transfer Gains Tax.

          If the foregoing is satisfactory, please execute a copy of this letter to evidence (a) your acknowledgment that the option has been duly exercised by the undersigned, (b) your agreement to the waiver of the thirty
(30) day provision of the Option Agreement and the Contract of Sale, and (c) your agreement that in the event of assignment of the Lease and Option Agreement to Messrs. Milstein and Cohen and Frankhill Associates, and their assumption of the obligations thereunder, the assignees may properly consummate the closing under the Option Agreement.

                              Very truly yours,

                              UBC VIRGINIA CORPORATION

                              By:  /s/  Michael S. Huber
                                   Name:  Michael S. Huber
                                   Title:  Senior Vice President

Accepted and agreed to this
25 day of October, 1995.

SCHNURMACHER CORP.

By:  /s/  Ira J. Weinstein
     Name:  Ira J. Weinstein
     Title:  President

                     UBC VIRGINIA CORPORATION
                        c/o Andal Corp.
                        909 Third Avenue
                   New York, New York   10022

                                   October 23, 1995

CERTIFIED MAIL -
RETURN RECEIPT REQUESTED

Schnurmacher Corp.
1114 First Avenue
New York, New York   10021
Attn:  Ira J. Weinstein

Gentlemen:

          By letter dated October 13, 1995 (the "Letter of Exercise") the undersigned exercised an option to purchase 1110 First Avenue, New York, New York, pursuant to Section 1.3 of that certain Option Agreement dated as of August 1, 1982 between Schnurmacher Corp., as Optionor, and National Kinney Corp., as Optionee. Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed thereto in the Letter of Exercise.

          In the Letter of Exercise, the undersigned advised you of the possibility that the Option Agreement and Lease may be assigned before the closing to Messrs. Paul Milstein and Alan Cohen and Frankhill Associates, a limited partnership (collectively, the "Permitted Assignees"), and requested your agreement that the Permitted Assignees may properly consummate the closing under the Option Agreement and/or the Contract of Sale annexed thereto.

          We understand that you have consented to such assignment and to the closing of such acquisition by the Permitted Assignees, conditioned upon our agreement to assume all liability under the New York State Real Property Transfer Gains Tax (the "Gains Tax") which Schnurmacher Corp. may suffer or incur on the sale of the Premises pursuant to the Option Agreement and/or the Contract of Sale annexed thereto solely by reason of such assignment, and/or by reason of the assignment of the Option Agreement to the undersigned by National Kinney Corp., including, without limitation, all Gains Tax due on any consideration which may be paid to the undersigned by the Permitted Assignees for and/or on account of such assignment.

          This letter will serve to evidence our agreement to assume all such Gains Tax liability.

          Please evidence your acceptance of the foregoing by executing a copy of this letter where indicated below and return the same to the undersigned by hand-delivery.

          Thank you for your consideration.

                                   Very truly yours,

                                   UBC VIRGINIA CORPORATION

                                   By:  /s/  Michael S. Huber
                                        Name:  Michael S. Huber
                                        Title:  Senior Vice President

Accepted and agreed to this
25 day of October, 1995.

SCHNURMACHER CORP.

By:  /s/  Ira J. Weinstein
     Name:  Ira J. Weinstein
     Title:  President

EXHIBIT 22

                  SUBSIDIARIES OF THE COMPANY



                                           State or Other
                                           Jurisdiction of
                                           Incorporation or
     Name                                  Organization

Andal Corp. (parent)                          New York
  Cathedral Equity Corp.                      Delaware
  Circle Acoustics Corp.                      New York
     National States Electric Corp.           Delaware
     Wadif Corp.                              New York
  Salem Liquidating Corp.                     Delaware
  Uris Mechanical Maintenance, Inc.           New York
  UBC Westfair Corporation                    New York
  UBC Virginia Corporation                    New York
  Multi-Arc Inc.                              Delaware
     Multi-Arc Scientific Coatings, Inc.      New Jersey
     Multi-Arc, Inc.                          Minnesota
     Multi-Arc India Limited                  India
     Multi-Arc (U. K.) Ltd.                   United Kingdom
     Multi-Arc Management Corp.               New Jersey
     Multi-Arc Scientific
       Coatings(S)Pte Ltd.                    Singapore
     Vagle Technology, Inc.                   Michigan
       SCI Coatings Southwest, Inc.           Texas
       Scientific Coatings, Inc.              Michigan
       Multi-Arc Inc.                         Canada
       Scientific Coatings of
          Illinois, Inc.                      Michigan

EXHIBIT 24(a)
Kelly Graham Myska & Partners
Chartered Accountants

We consent to the use of our reports on the statement of earnings, financial position and changes in cash position for the fiscal year ended September 30, 1995 of Multi-Arc Inc. included in the Annual Report of Form 10-K of Andal Corporation and the Registration Statement S-8 of Andal Corporation which incorporates such Annual Report by reference.

Cambridge, Ontario
November 3, 1995
/s/ Kelly Graham Myska & Partners
Chartered Accountants

211 Water Street North, P.O. Box 880, Cambridge, Ontario N1R 5X9
Telephone (519)623-1870  FAX (519) 623-9490

Kelly Graham Myska & Partners
Chartered Accountants

                        AUDITORS' REPORT

TO   THE SHAREHOLDER OF
     MULTI-ARC INC.

WE HAVE AUDITED THE FINANCIAL POSITION OF MULTI-ARC INC. AS AT
SEPTEMBER
30, 1995 AND THE STATEMENTS OF OPERATIONS, RETAINED EARNINGS AND
CHANGES IN CASH POSITION FOR THE YEAR THEN ENDED. THESE FINANCIAL
STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT.
OUR
RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM AN AUDIT TO OBTAIN REASONABLE ASSURANCE WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION.

IN OUR OPINION, THESE FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL
MATERIAL RESPECTS, THE FINANCIAL POSITION OF THE COMPANY AS AT
SEPTEMBER 30, 1995 AND THE RESULTS OF ITS OPERATIONS AND THE CHANGES
IN
ITS CASH POSITION FOR THE YEAR THEN ENDED IN ACCORDANCE WITH
GENERALLY
CCEPTED ACCOUNTING PRINCIPLES.

CAMBRIDGE, ONTARIO
/s/KELLY GRAHAM MYSKA & PARTNERS
NOVEMBER 2, 1995
CHARTERED ACCOUNTANTS

EXHIBIT 24(b)
KPMG
Maybrook House        Tel +44 (0)191 232 8815
27 Grainger Street    Fax +44 (0)191 232 3391
Newcastle upon Tyne
NEl 5JT

Private & confidential

WN Kreil Esq
Mlllti-Arc Scientific Coatings
200 Roundhill Drive
Rockaway
NJ 07866
United States of America

14 December 1995

Dear Sir

Multi-Arc (UK) Limited

Our ref pbm/32 1

Contact Paul Moran
Tel 0191 2328815

On 14 December 1994 we gave our consent to the use of our audit reports for the purposes of the 1994 filing requirements of Andal. These audit reports were issued on the financial statements of Multi-Arc (UK) Limited for the year ended 30 September 1994 and were contained in our letter of 14 December 1994. We hereby confirm that we consent to the use of these reports for the purposes of the 1995 filing requirements of Andal.

Yours faithfully
/s/KPMG
KPMG


KPMG is registered         by the Institute of     business is 8 Salisbury
to carry on audit work and Chartered Accountants inSquare, London EC4Y 8BB
authorized to carry on     England and Wales. The  where a list of partners'
investment business        principal place of      names is open to
                                                   inspection.

EXHIBIT 24(c)
BDO Seidman, LLP
Accountants and Consultants
330 Madison Avenue
New York, New York   10017
Telephone:  (212) 885-8000
Fax:  (212) 697-1299

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Andal Corp.
New York, New York

We hereby consent to the incorporation by reference in the Form 10K of Andal Corp. of our report dated March 26, 1993, expect to Note 1 which is as of April
9, 1993, relating to the consolidated financial statements and schedules of Steve's Homemade Ice Cream, Inc. appearing in the Company's Annual Report on Form
10-K for the year ended January 2, 1993.



/s/  BDO Seidman, LLP
BDO Seidman, LLP

December 21, 1995