Form 10-Q
period 1995-12-31
ANDAL CORP
filed 1996-02-13
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  December 31, 1995
                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                  to

               Commission file number  1-6856

                          ANDAL CORP.

     (Exact name of registrant as specified in its charter)

New York                                            13-2571394
(State or other jurisdiction of incorporation       (I. R. S. Employer ID no.)
or organization)

909 Third Avenue, New York, New York                             10022
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code           (212) 376-5545

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

The number of shares outstanding of the registrant's common stock as of January 31, 1996 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars)
ASSETS
                                            December 31,      September 30,
                                                 1995             1995
                                             (Unaudited)
Current assets:
  Cash                                       $      347       $        850
  Accounts receivable                             4,778              4,998
  Inventories                                     1,369              1,073
  Other current assets                            1,143              1,213
                                             -----------      -------------
     Total current assets                         7,637              8,134

Investments in joint ventures                     1,249              1,268
Property and equipment                           10,844             10,789
Loans due from Multi-Arc Inc. management          1,000              1,000
Other assets                                      2,300              2,434
                                             -----------      -------------
                                             $   23,030       $     23,625
                                             ===========      =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt       $    1,206       $      1,206
  Current portion of debt due shareholders        1,250              1,250
  Accounts payable                                1,560              1,606
  Other accrued expenses                          4,544              5,106
                                             -----------      -------------
     Total current liabilities                    8,560              9,168

Long-term debt                                    8,085              7,886
Debt due shareholders                             6,114              6,364
Other deferred income                             1,407              1,430
Convertible subordinated debentures               3,335              3,335
Minority interest in Multi-Arc Inc.                 585                540

Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 370,496 issued      7,410              7,410
  Paid-in-capital                                31,625             31,625
  Deficit                                       (38,430)           (38,472)
  Less 40,637 common shares held in treasury,
     at cost                                     (5,661)            (5,661)
                                               ---------          ---------
       Total shareholders' equity (deficit)      (5,056)            (5,098)
                                               ---------          ---------
                                               $ 23,030           $ 23,625
                                               ========           ========
  See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                                       Three Months
                                                          Ended
                                                       December 31,
                                                     1995         1994
Operating revenues:
  Trade sales                                      $7,461       $6,437
  Royalties and commissions                            78           70
  Equity in net income of foreign joint ventures       30            0
                                                   -------      -------
                                                    7,569        6,507
Operating costs and expenses:
  Cost of revenues                                  3,771        3,231
  Depreciation expense                                537          509
  Selling, general, and administrative expenses     2,758        2,490
                                                   -------      -------
                                                    7,066        6,230
                                                   -------      -------
Income from operations                                503          277

Other income (expense):
  Minority interest in net income of Multi-Arc Inc.   (40)          (9)
  Gain from initial public offering of
      Multi-Arc India Ltd.                              0           85
  Investment and other income, net                     50            4
  Interest expense                                   (465)        (438)
                                                   -------      -------
                                                     (455)        (358)
Income (loss) from continuing                      -------      -------
  operations before income taxes                       48          (81)
Provision for income taxes                             (6)           0
                                                   -------      -------
Income (loss) from continuing operations               42          (81)
Income (loss) from discontinued operations              0         (111)
                                                   -------       -------
Net income (loss)                                  $   42      $  (192)
Income (loss) per common share:                    ======      ========
  Income (loss) from continuing operations         $  .13      $  (.24)
  Income (loss) from discontinued operations            0         (.34)
                                                   ------      --------
  Net income (loss)                                $  .13      $  (.58)
                                                   ======      ========
   See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                     Three Months Ended
                                                        December 31,
                                                     1995          1994
Cash provided by operating activities:
  Income (loss) from continuing operations
     before income taxes                           $   48       $   (81)
  Adjustments to reconcile income (loss) from
     continuing operations to net cash
     (used) by operating activities:
     Depreciation                                     537           509
     Minority interest in net income of
       Multi-Arc Inc.                                  40             9
     Amortization of patents, trademarks,
       and license rights                              41            44
     Amortization of deferred income                  (51)          (20)
     Equity in net (income) of
       foreign joint ventures                         (30)            0
     Gain from initial public offering of
       Multi-Arc India Ltd.                             0           (85)
     Cash (used) by discontinued operations           (30)          (93)
     Income taxes paid                                 (6)            0
     Other, net                                         3            (6)
  Change in operating assets and liabilities:
     Decrease in accounts receivable                  224           207
     (Increase) in inventories                       (296)          (10)
     (Increase) in other current assets               (98)         (226)
     (Decrease) in accounts payable
       and accrued liabilities                       (578)         (587)
                                                    ------       -------
  Net cash (used) by operating activities            (196)         (339)

Cash flows from financing activities:
  Proceeds from long-term debt                        500         1,400
  Loans to Multi-Arc management                         0        (1,000)
  Proceeds from sale of common stock in
     and debentures of Multi-Arc Inc.                 238         1,000
  Reductions of long-term debt                       (551)         (310)
  Decrease in debt due within one year                  0           (10)
                                                    ------       -------
     Net cash provided by financing activities        187         1,080
Cash flows from investing activities:
  Gross additions to property and equipment          (592)         (335)
  Reductions of (investment in) joint ventures         49           (26)
  Other, net                                           49            26
                                                    ------       -------
     Net cash (used) by investing activities         (494)         (335)
                                                    ------       -------
(Decrease) increase in cash                          (503)           406
Cash at beginning of period                           850          1,143
                                                    ------        -------
Cash at end of period                               $ 347         $1,549
                                                    =====         ======
  See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1995.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1996, after which no further payments are permitted. Andal could also raise cash by making sales of the remaining stock it owns of Integrated Brands Inc., as market conditions permit (approximately $385,000 at the current market value) and, in fiscal 1996, expects to receive approximately $750,000 for the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $2 million for operating cash needs, $3 million for the required exercise of the Option described in Note 2, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to fund litigation costs related to discontinued operations and/or to make payments to creditors who have yet to make payment demands. As discussed in Note 2, the Company is currently negotiating to restructure its indebtedness to shareholders by selling the Option to them. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, either through the sale of the UBC Option to them or otherwise, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(2) The Company, through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp."), owns an option (the "Option") to purchase a parcel of real estate (the "UBC Property") located on 61st Street and First Avenue in New York City, which Option has been carried on the books of the Company at nil value for many years. The Option grants the Company the right to purchase the UBC Property for approximately $3 million in cash and is exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. The Option expires 91 (ninety-one) days after the Company has been given formal notice of such death by the Optionor. The Company was given formal notice of such death on September 22, 1995. The Company does not have the $3 million of cash that is required to exercise the Option, and it does not believe it will be able to raise such a sum through borrowings from unrelated parties or through the sale of assets other than the Option. However, under the terms of the loan described below, the Company is obligated to exercise the Option. Accordingly, on October 13, 1995 the Company gave the Optionor formal notice of its election to exercise the Option; and the parties have agreed that the transaction must be closed on March 6, 1996.

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

     As of December 31, 1995, the principal balance of the loan, after adjustment for a restructuring which occurred in 1992, is $5,571,285 which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full.

     The capital stock of UBC Corp. also serves as security (second lien) for a $1,793,000 loan (hereafter referred to as the "Fleet Assignee Loan") outstanding as of December 31, 1995 between the Company and certain of its directors and a stockholder who was formerly a director.

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

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures. After discussion, the Board members who are not UBC Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the UBC Property, following which such Board members would seek to negotiate a transaction with the UBC Lenders taking into account, in addition to the appraisal, all material circumstances relating to the UBC Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option will expire worthless.

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

     The Company is currently negotiating with the UBC Lenders for the sale of the Option to them.

(3) In June and September 1995, Andal sold, for $1,010,000, approximately 4.9% of the common stock of Multi-Arc to certain foreign licensees and other investors; and Multi-Arc sold to such licensees and other investors $1,010,000 of convertible subordinated debentures (convertible into approximately 3.8% of Multi-Arc common stock), the cash proceeds of which were remitted to Andal as a return of capital. These debentures bear interest at 6% and are payable on December 15, 2004. Approximately $450,000 of the common stock sold, and $450,000 principal amount of the debentures sold are evidenced by a promissory note which requires monthly principal payments over three years plus interest at 6% per annum. An additional $153,000 of common stock and $153,000 principal amount of the debentures were sold on open account. The gain on these sales of Multi-Arc common stock was $800,000, of which $452,000 was deferred and is being recognized as the amounts are collected.

(4)  Inventories are summarized as follows:

                                           December 31,      September 30,
                                              1995                1995
                                               (In thousands of dollars)

     Raw materials and supplies              $1,293              $  820
     Work-in-process                             76                 253
                                             ------              ------
                                             $1,369              $1,073
                                             ======              ======

(5) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

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

(6) The Company is aware of certain lawsuits and claims which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, through its subsidiary, Multi-Arc Inc. ("Multi-Arc"), is engaged in surface enhancement, the business of coating materials, primarily metals. Multi-Arc is also engaged in the design, manufacture, assembly, and sale of proprietary coating equipment systems.

     Consolidated operating revenues of $7.6 million for the three months ended December 31, 1995 were $1.1 million higher than the revenues for the comparable period of the prior year. Of this increase, $657,000 represents growth of 10% in the Company's coating services business due to continued penetration of the Company's served markets with particular strength in the United Kingdom. Equipment sales rose $368,000, entirely as the result of a sale of equipment into Europe.

     Income (loss) from continuing operations before income taxes was $48,000 for the three months ended December 31, 1995 compared with $(81,000) in the comparable period of the prior year. Income from operations for the three months ended December 31, 1995 improved to $503,000 from $277,000 in the prior year as a direct result of increased gross profits related to the higher revenues, in part offset by higher selling, general, and administrative costs which reflect the continuing augmentation of Multi-Arc's field sales force and sales management personnel.

     Income (loss) from continuing operations also benefitted from $28,000 related to the collection of notes receivable from the sale of minority interest in Multi-Arc Inc. and related interest income of $22,000 (see Note 3). The prior year included a gain of $85,000 from the initial public offering of Multi-Arc India Ltd.

     Interest expense for the three months ended December 31, 1995 increased over the prior year principally due to higher levels of debt.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1995, cash decreased by $503,000, principally because of cash used by investing activities of $494,000. Cash provided by financing activities of $187,000 was virtually offset by cash used by operating activities of $196,000.

     Cash used by investing activities represents capital expenditures of $592,000, offset by $49,000 of dividends received from the Company's investment in Multi-Arc India Ltd. Cash provided by financing activities reflects $500,000 of new debt borrowed by Multi-Arc under its revolving credit facility to finance working capital needs and $238,000 received on the collection of notes related to the Company's sale of common stock in and debentures of Multi-Arc (see Note
3). During the quarter, the Company repaid $551,000 of long term debt. Cash used by operating activities reflects the seasonal nature of the Company's cash flow as reflected in the large decrease in accounts payable and accrued liabilities related in part to the timing of payrolls and bonus and profit-sharing payments. In addition, $296,000 was used to increase inventory levels in anticipation of equipment construction demands. The Company's cash flow from operations continues to bear a high level of non-cash depreciation and amortization charges.

     The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Fidelity Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1996, after which no further payments are permitted. Andal could also raise cash by making sales of the remaining Integrated stock it owns, as market conditions permit; and, in fiscal 1996, Andal expects to receive approximately $750,000 from the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $2 million for operating cash needs, $3 million for the required exercise of the UBC Option described in Note 2, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to fund litigation costs related to discontinued operations and/or to make payments to creditors who have yet to make payment demands. As discussed in Note 2, the Company is currently negotiating to restructure its indebtedness to shareholders by selling the UBC Option to them. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, either through the sale of the UBC Option to them or otherwise, there may be no alternative to the Company other than to enter into bankruptcy proceedings.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     February 12, 1996        By:   /s/ Michael S. Huber
                                   Michael S. Huber
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   and Treasurer

DATE:     February 12, 1996        By:   /s/ Walter N. Kreil, Jr.
                                   Walter N. Kreil, Jr.
                                   Vice President,
                                   Chief Accounting Officer,
                                   and Controller