Form 10-Q
period 1996-03-31
ANDAL CORP
filed 1996-05-14
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1996
                               OR

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

     Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars)
ASSETS
                                        March 31,          September 30,
                                         1996                 1995
                                                  (Unaudited)
Current assets:
  Cash                                   $    517              $     850
  Accounts receivable                       5,053                  4,998
  Inventories                               1,550                  1,073
  Other current assets                      1,268                  1,213
                                         --------              ---------
     Total current assets                   8,388                  8,134

Investments in joint ventures               1,279                  1,268
Property and equipment                     11,277                 10,789
Loans due from Multi-Arc Inc. management    1,000                  1,000
Other assets                                2,107                  2,434
                                         --------                -------
                                         $ 24,051                $23,625
                                         ========                =======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt   $  1,198               $  1,206
  Current portion of debt due
     shareholders                           7,364                  1,250
  Accounts payable                          1,983                  1,606
  Other accrued expenses                    4,940                  5,106
                                         ---------              ---------
     Total current liabilities             15,485                  9,168

Long-term debt                              8,036                  7,886
Debt due shareholders                           0                  6,364
Other deferred income                       1,227                  1,430
Convertible subordinated debentures         3,335                  3,335
Minority interest in Multi-Arc Inc.           632                    540

Shareholders' equity:
  Common shares, par value $20 per
     share, 1,500,000 authorized and
     370,496 issued                         7,410                  7,410
  Paid-in-capital                          31,625                 31,625
  Deficit                                 (38,038)               (38,472)
  Less 40,637 common shares held
     in treasury, at cost                  (5,661)                (5,661)
                                         ---------              ---------
       Total shareholders' equity
          (deficit)                        (4,664)                (5,098)
                                         ---------              ---------
                                         $ 24,051               $ 23,625
                                         =========              =========
  See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                    Three Months         Six Months
                                       Ended               Ended
                                      March 31,           March 31,
                                    1996    1995       1996      1995
Operating revenues:
  Trade sales                     $7,550  $8,284    $15,011   $14,721
  Royalties and commissions          121     120        199       190
  Equity in net income of
     foreign joint ventures           30       0         60         0
                                  ------  ------    -------   -------
                                   7,701   8,404     15,270    14,911
Operating costs and expenses:
  Cost of revenues                 3,722   4,320      7,493     7,551
  Depreciation expense               503     469      1,040       978
  Selling, general, and
     administrative expenses       2,861   2,546      5,619     5,036
                                  ------  ------    -------   -------
                                   7,086   7,335     14,152    13,565
                                  ------  ------    -------   -------
Income from operations               615   1,069      1,118     1,346

Other income (expense):
  Minority interest in net income
     of Multi-Arc Inc.               (48)    (19)       (88)      (28)
  Gain from initial public offering
     of Multi-Arc India Ltd.           0       0          0        85
  Investment and other income, net    42      14         92        18
  Interest expense                  (452)   (452)      (917)     (890)
                                  ------- -------    -------   -------
                                    (458)   (457)      (913)     (815)
                                  ------- -------    -------   -------
Income from continuing operations
  before income taxes                157     612        205       531
Provision for income taxes            (3)    (17)        (9)      (17)
Income from continuing operations    154     595        196       514
Income (loss) from discontinued
  operations                         238     101        238       (10)
                                  ------- -------    -------   -------
Net income                        $  392  $  696     $  434    $  504
                                  ======  ======     ======    ======
Income (loss) per common share:
  Income from continuing
     operations                   $ .47    $1.80     $  .60     $1.56
  Income (loss) from discontinued
     operations                     .72      .31        .72      (.03)
                                  -----    -----     ------     ------
  Net income                      $1.19    $2.11      $1.32      $1.53
                                  =====    =====      =====      =====
   See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                      Six Months Ended
                                                         March 31,
                                                    1996            1995
Cash provided by operating activities:
  Income from continuing operations
     before income taxes                        $    205       $     531
  Adjustments to reconcile income from
     continuing operations to net cash
     provided by operating activities:
     Depreciation                                  1,040             978
     Minority interest in net income of
       Multi-Arc Inc.                                 88              28
     Amortization of patents, trademarks,
       and license rights                             81              93
     Deferred income accrued                          62               0
     Amortization of deferred income                (145)            (41)
     Equity in net (income) of
       foreign joint ventures                        (60)              0
     Gain from initial public offering of
       Multi-Arc India Ltd.                            0             (85)
     Cash provided (used) by
       discontinued operations                        79             (23)
     Income taxes paid                               (10)            (83)
     Other, net                                       12             (12)
  Change in operating assets and liabilities:
     (Increase) in accounts receivable               (57)            (88)
     (Increase) in inventories                      (477)           (393)
     (Increase) in other current assets             (119)           (280)
     Increase (decrease) in accounts payable
       and accrued liabilities                       299            (407)
  Net cash provided by operating
     activities                                      998             218

Cash flows from financing activities:
  Proceeds from long-term debt                       750           1,200
  Loans to Multi-Arc management                        0          (1,000)
  Proceeds from sale of common stock in
     and debentures of Multi-Arc Inc.                279           1,000
  Deferred financing costs                             0             (59)
  Reductions of long-term debt                      (850)           (950)
  Decrease in debt due within one year                (8)            (75)
     Net cash provided by financing activities       171             116
Cash flows from investing activities:
  Gross additions to property and equipment       (1,591)           (897)
  Reductions of (investment in) joint ventures        49            (176)
  Other, net                                          40              44
     Net cash (used) by investing activities      (1,502)         (1,029)
(Decrease) in cash                                  (333)           (695)
Cash at beginning of period                          850            1,143
Cash at end of period                           $    517          $   448
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

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only significant source of cash flow is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Union National Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million for fiscal 1996, after which no further payments are permitted. Andal could raise additional cash by making sales of the remaining stock it owns of Integrated Brands Inc., as market conditions permit (approximately $420,000 at the current market value) and, in fiscal 1996, the Company expects to receive approximately $750,000 for the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $1.2 million for operating expenses, $400,000 for interest expense, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to make payments to creditors who have yet to make payment demands. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(2) Prior to May 8, 1996 the Company, through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp."), had owned an option (the "Option") to purchase a parcel of real estate (the "Property") located on 61st Street and First Avenue in New York City, which Option had been carried on the books of the Company at nil value for many years. UBC Corp. was merged into the Company in March 1996, after which time the Option became directly owned by the Company.

     In 1990, the Option was pledged as security for a $5 million loan, hereafter referred to as the "Option Loan," made to the Company by Alan N. Cohen, President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "Option Lenders").

     As of March 31, 1996, the principal balance of the Option Loan, after adjustment for a restructuring which occurred in 1992, was $5,571,285, which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full.

     The Option granted the Company the right to purchase the Property for approximately $3 million in cash and was exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. Such death occurred in 1995. The Company did not have the cash required to exercise the Option, and it could not raise it through borrowing from unrelated parties or through the sale of assets other than the Option. However, under the terms of the Option Loan, the Company was obligated to exercise the Option. Accordingly, the Option was exercised in October 1995;
and the Company purchased the Property on May 8, 1996. In order to make the purchase, on May 7, 1996, the Company borrowed $3.3 million (the "Demand Loan") from the Option Lenders evidenced by a demand note and secured by a mortgage on the Property. The Demand Loan bears interest at 10% per annum. The Demand Loan specifies that if the Property is sold to a third party, the Option Lenders will be entitled to the first $1 million of the net proceeds from such sale of the Property in excess of $9 million. Thereafter, the Company and the Option Lenders will share equally in the net proceeds from such sale in excess of $10 million.

     The Company's failure to pay the purchase price for the Property would have resulted in an event of default under the Option Loan, which would have given the Option Lenders the right to exercise the Option on the Company's behalf and to declare the Option Loan immediately due and payable, including all sums advanced by the Option Lenders in exercising the Option. In addition, the Option Lenders would have had all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the Property acquired by exercise of the Option.

     Until January 1995, the Company had been under contract to sell the Option to an unrelated real estate developer, who had contracted to purchase the Option in 1984. The developer was unable to obtain financing to consummate the purchase; and, as a result, the Company terminated the contract. Upon termination of the contract, the Company attempted to sell the option to various other parties. In addition, after the Company received the Option Notice from the Optionor, the Company made contact with several brokers who were not able to identify a buyer. The Company's attempts to sell the Option did not result in any bona fide offer from a third party to purchase the Option.

     Once it was learned that the Option had become exercisable, the Option Lenders expressed an interest in acquiring the Property in satisfaction of the amount outstanding on the Option Loan. In that event, the Company would no longer have been obligated with respect to the $3 million purchase price obligation due on the Option exercise.

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures. After discussion, the Board members who are not Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the Property, following which such Board members would seek to negotiate a transaction with the Option Lenders taking into account, in addition to the appraisal, all material circumstances relating to the Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option would expire worthless.

     On November 21, 1995, the Company received a report from the independent appraiser it had retained which concluded that the range for the market value of the Property was between $9.9 million and $11.9 million (before deducting the $3 million that would have to be paid to exercise the Option), depending on the ultimate cost of complying with zoning restrictions and other costs that would be incurred in the development of the Property. The appraiser's conclusion was based on a number of assumptions, including the assumption that a sale would occur after a reasonable exposure in a competitive market under all conditions requisite for a fair sale, with the buyer and seller acting prudently, knowledgeably, for self-interest, and not under undue duress.

     On March 4, 1996, at a special meeting of the Board of Directors of the Company appropriate officers of the Company were authorized and empowered to engage in negotiations with the Option Lenders to reach a definite agreement to sell the Option to them under terms and conditions that were outlined by the Board. Although the parties were unable to reach a definitive agreement prior to May 8, 1996, the Company is still negotiating with affiliates of the Option Lenders for the sale of the Property to them.

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

(4)  Inventories are summarized as follows:

                                   March 31,                September 30,
                                     1996                     1995
                                          (In thousands of dollars)

     Raw materials and supplies      $1,404                     $  820
     Work-in-process                    146                        253
                                     ------                     ------
                                     $1,550                     $1,073
                                     ======                     ======
(5) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1995, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $31.5 million which expire in varying amounts in calendar years 1995 through 2008. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $2.8 million.

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

     Consolidated operating revenues of $7.7 million and $15.3 million, respectively, for the three months and six months ended March 31, 1996 were $703,000 lower and $359,000 higher than the revenues for the comparable periods of the prior year. Of the six month increase, $1.2 million represents growth of 9% in the Company's coating services business due to continued penetration of the Company's served markets with particular strength in the United Kingdom. Equipment sales declined $867,000, as the prior year included a major systems delivery. For the three months ended March 31, 1996, equipment sales were $1.2 million lower than the prior year.

     Income from continuing operations before income taxes was $157,000 and $205,000, respectively, for the three months and six months ended March 31, 1996 compared with $612,000 and $531,000 in the comparable periods of the prior year. Income from operations for the six months ended March 31, 1996 declined to $615,000 from $1.1 million in the prior year as a direct result of lower gross profits related to the lower revenues, and higher selling, general, and administrative costs which reflect the continuing effect of the augmentation of Multi-Arc's field sales force and sales management personnel.

     Income from continuing operations for the six months ended March 31, 1996 also included $56,000 from the recognition of deferred income related to the collection of notes receivable from the sale of minority interest in Multi-Arc Inc. and related interest income of $23,000 (see Note 3). The prior year included a gain of $85,000 from the initial public offering of Multi-Arc India Ltd.

     Interest expense for the six months ended March 31, 1996 increased over the prior year principally due to higher levels of debt.

     Income from discontinued operations for the three and six months ended March 31, 1996 reflects $97,000 from collection of a note from Salem Tube, Inc. and $151,000 from settlements of old real estate claims offset by certain legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 1996, cash decreased by $333,000, principally because of cash used by investing activities of $1.5 million. Financing activities provided cash of $171,000 and operating activities provided $1 million.

     Cash used by investing activities represents capital expenditures of $1.6 million, offset by $49,000 of dividends received from the Company's investment in Multi-Arc India Ltd. Cash provided by financing activities reflects $750,000 of new debt borrowed by Multi-Arc under its revolving credit facility to finance working capital needs and $279,000 received on the collection of notes related to the Company's sale of common stock in and debentures of Multi-Arc (see Note
3). During the six months, the Company repaid $600,000 of long term debt. Cash provided by operating activities reflects the high level of non-cash depreciation and amortization charges and an increase in current payables and accrued liabilities to partly finance higher inventory levels in anticipation of equipment construction demands.

     The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Union National Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1996, after which no further payments are permitted. Andal could also raise cash by making sales of the remaining Integrated stock it owns, as market conditions permit; and, in fiscal 1996, Andal expects to receive approximately $750,000 from the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $1.2 million for operating expenses, $400,000 for interest expense, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to make payments to creditors who have yet to make payment demands. Unless the Company can accomplish a restructuring of its indebtedness to its shareholder lenders which will allow it to meet its fiscal 1996 cash needs, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     May 14, 1996             By:   /s/ Michael S. Huber
                                        Michael S. Huber
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer

DATE:     May 14, 1996             By:   /s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Vice President,
                                        Chief Accounting Officer,
                                        and Controller