Form 10-Q
period 1996-06-30
ANDAL CORP
filed 1996-07-25
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  June 30, 1996
                               OR

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

     The number of shares outstanding of the registrant's common stock as of July 19, 1996 was 329,859.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars)
ASSETS
                                               June 30,         September 30,
                                                 1996                 1995

                                             (Unaudited)
Current assets:
  Cash                                        $      405            $     850
  Accounts receivable                              5,056                4,998
  Inventories                                      1,615                1,073
  Other current assets                             4,348                1,213
                                              -----------           ----------
     Total current assets                         11,424                8,134
Investments in joint ventures                      1,315                1,268
Property and equipment                            11,929               10,789
Loans due from Multi-Arc Inc. management           1,000                1,000
Other assets                                       2,112                2,434
                                                ---------             --------
                                                $ 27,780              $23,625

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt         $   1,198             $  1,206
  Current portion of debt due shareholders        10,664                1,250
  Accounts payable                                 1,695                1,606
  Other accrued expenses                           5,049                5,106
                                               ----------            ---------
     Total current liabilities                    18,606                9,168

Long-term debt                                     8,487                7,886
Debt due shareholders                                  0                6,364
Other deferred income                              1,173                1,430
Convertible subordinated debentures                3,335                3,335
Minority interest in Multi-Arc Inc.                  679                  540

Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 370,496 issued       7,410                7,410
  Paid-in-capital                                 31,625               31,625
  Deficit                                        (37,874)             (38,472)
  Less 40,637 common shares held in treasury,
     at cost                                      (5,661)              (5,661)
       Total shareholders' equity (deficit)       (4,500)              (5,098)
                                                ---------             --------
                                                $ 27,780              $23,625

  See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                         Three Months     Nine Months
                                            Ended          Ended
                                           June 30,        June 30,
                                         1996     1995     1996      1995
Operating revenues:
  Trade sales                          $7,779   $7,679  $22,790   $22,400
  Royalties and commissions               137       74      336       264
  Equity in net income of
     foreign joint venture                  6        0       96         0
                                       -------  -------  -------  --------
                                        7,952    7,753   23,222    22,664
Operating costs and expenses:
  Cost of revenues                      3,881    4,122   11,374    11,673
  Depreciation expense                    546      472    1,586     1,450
  Selling, general, and
     administrative expenses            2,854    2,617    8,473     7,653
                                       -------  ------- --------  --------
                                        7,281    7,211   21,433    20,776

Income from operations                    671      542    1,789     1,888

Other income (expense):
  Gain on sale of minority interest
     in Multi-Arc Inc.                      0      188        0       188
  Minority interest in net income
     of Multi-Arc Inc.                    (51)     (31)    (139)      (59)
  Gain from initial public offering
     of Multi-Arc India Ltd.                0        0        0        85
  Investment and other income, net         60        3      152        21
  Interest expense                       (477)    (445)  (1,394)   (1,335)
                                         -----    -----  -------   -------
                                         (468)    (285)  (1,381)   (1,100)
Income from continuing operations
  before income taxes                     203      257      408       788
Provision for income taxes                (39)     (16)     (48)      (33)
Income from continuing operations         164      241      360       755
Income from discontinued operations         0    1,032      238     1,022
                                        ------  -------  -------  ---------
Net income                              $  164  $1,273   $  598   $ 1,777

Income per common share:
  Income from continuing operations       $.50   $ .73    $1.09     $2.29
  Income from discontinued operations        0    3.13      .72      3.10
  Net income                              $.50   $3.86    $1.81     $5.39
   See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                       Nine Months Ended
                                                           June 30,
                                                      1996          1995
Cash provided by operating activities:
 Income from continuing operations
   before income taxes                            $    408      $    788
 Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation                                    1,586         1,450
     Gain on sale of minority interest in
       Multi-Arc Inc.                                    0          (188)
     Minority interest in net income of
       Multi-Arc Inc.                                  139            59
     Amortization of patents, trademarks,
       and license rights                              132           152
     Deferred income accrued                            62             0
     Amortization of deferred income                  (156)          (63)
     Equity in net (income) of
       foreign joint ventures                          (96)            0
     Gain from initial public offering of
       Multi-Arc India Ltd.                              0           (85)
     Cash provided (used) by discontinued
       operations                                      170           (32)
     Income taxes paid                                 (41)         (116)
     Other, net                                         97            49
  Change in operating assets and liabilities:
     (Increase) in accounts receivable                 (68)         (306)
     (Increase) in inventories                        (602)         (253)
     (Increase) in other current assets                (77)         (225)
     Increase (decrease) in accounts payable
       and accrued liabilities                          93          (704)
     Net cash provided by operating activities       1,647           526
Cash flows from financing activities:
     Proceeds from long-term debt                    4,800         1,500
     Loans to Multi-Arc management                       0        (1,000)
     Proceeds from sale of common stock in
       and debentures of Multi-Arc Inc.                375         1,500
     Deferred financing costs                            0          (107)
     Reductions of long-term debt                   (1,149)       (1,552)
     Decrease in debt due within one year               (8)         (102)
     Net cash provided by financing activities       4,018           239
Cash flows from investing activities:
     Gross additions to property and equipment      (2,786)       (1,312)
     Purchase of 61st Street Property               (3,227)            0
     Reductions of (investment in) joint ventures       49          (168)
     Other, net                                       (146)          (35)
     Net cash (used) by investing activities        (6,110)       (1,515)
(Decrease) in cash                                    (445)         (750)
Cash at beginning of period                            850         1,143
Cash at end of period                             $    405      $    393
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

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company's only significant source of cash flow is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Union National Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carryforwards for income tax purposes. However, such payments cannot exceed $1 million for fiscal 1996, after which no further payments are permitted. Andal could raise additional cash by making sales of the remaining stock it owns of Integrated Brands Inc., as market conditions permit (approximately $375,000 at the current market value) and, in fiscal 1996, the Company expects to receive approximately $750,000 for the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $1.2 million for operating expenses, $400,000 for interest expense, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to make payments to creditors who have yet to make payment demands. After completion of the sale of the 61st Street Property to FAM (see
Note 2), the Company will continue to be indebted to affiliates of FAM in the amount of approximately $1.8 million, which indebtedness is in default.
Unless the Company can accomplish a restructuring of this indebtedness which will allow it to meet its fiscal 1996 cash needs, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

(2) Prior to May 8, 1996 the Company, directly or through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp."), had owned an option (the "Option") to purchase a parcel of real estate (the "Property") located on 61st Street and First Avenue in New York City, which Option had been carried on the books of the Company at nil value for many years. UBC Corp. was merged into the Company in March 1996, after which time the Option became directly owned by the Company.
     In 1990, the Option was pledged as security for a $5 million loan, hereafter referred to as the "Option Loan," made to the Company by Alan N. Cohen, President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "Option Lenders").

     As of June 30, 1996, the principal balance of the Option Loan, after adjustment for a restructuring which occurred in 1992, was $5,571,285, which is due and payable on the earlier of March 31, 1997, or the day after certain other indebtedness to shareholders of the Company, including the individuals mentioned above, has been paid in full.

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

     On March 4, 1996, at a special meeting of the Board of Directors of the Company appropriate officers of the Company were authorized and empowered to engage in negotiations with the Option Lenders to reach a definite agreement to sell the Option to them under terms and conditions that were outlined by the Board. Although the parties were unable to reach a definitive agreement prior to May 8, 1996, the Company continued to negotiate with affiliates of the Option Lenders for the sale of the Property to them; and on July 10, 1996, the Company entered into a contract to sell the Property located at 61st Street and First Avenue in New York City to FAM, LLC ("FAM"), a Delaware limited liability company owned by Frankhill Associates, the Alan N. Cohen Family Company, LLC, a Delaware limited liability company of which Alan N. Cohen is manager, and Builtland Associates, a New York general partnership of which Paul Milstein is a general partner. Builtland Associates is the managing director of FAM and as such controls its activities. The sale is expected to close in August 1996.

     The contract specifies a sales price of $9,100,000 to be paid as follows:

          a) Cancellation of indebtedness in the amount of $5,571,285 due to Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein pursuant to a loan agreement dated as of July 5, 1990, and at closing to be held by FAM.


          b) Cancellation of indebtedness of $3,300,000 evidenced by loans due Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein, pursuant to a demand note given on May 8, 1996, and at closing to be held by FAM.

          c)   Cash payment to the Company of $228,715.

      In addition to the consideration outlined above, the Company will not be required to pay unpaid interest on the indebtedness and will be entitled to additional consideration if, within one year from the date of sale to FAM, all or any portion of the real estate is further transferred to a bona fide third-party, or if FAM enters into an agreement to transfer all or any portion of the real estate to a bona fide third-party and such transfer ultimately occurs. In either of such events the Company will be entitled to fifty percent of the amount by which the "Net Proceeds" of the sale of all or any portion of the real estate exceeds $10,000,000. In no event can such additional consideration exceed $3,000,000. "Net Proceeds" is defined to mean the gross sales price attributable to the sale of all or any portion of the real estate plus the then fair market value of any of the real estate retained by FAM in connection with a partial sale, less any and all transaction costs, taxes and all other expenses of FAM including, without limitation, brokerage commissions, reasonable attorney's fees and transfer taxes.

     The Company estimates that it will report a gain of approximately $5.8 million from the sale, including the reversal of interest accruals.

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

(4)  Inventories are summarized as follows:

                                             June 30,     September 30,
                                               1996           1995
                                                 (In thousands of dollars)

     Raw materials and supplies               $1,309             $820
     Work-in-process                             306              253
                                              $1,615           $1,073

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

     Consolidated operating revenues of $8.0 million and $23.2 million, respectively, for the three months and nine months ended June 30, 1996 were $199,000 and $558,000 higher than the revenues for the comparable periods of the prior year. Of the nine month increase, $2.0 million represents growth of 10% in the Company's coating services business due to continued penetration of the Company's served markets with particular strength in the United Kingdom. Equipment sales declined $1.6 million, as the prior year included one major and two smaller systems deliveries. For the three months ended June 30, 1996, equipment sales were $718,000 lower than the prior year. Royalties and commissions have increased $72,000 in the nine month period due to higher fees from the Ion Bond network and commissions on equipment sales in Japan.
Equity in net income of foreign joint ventures has increased due to higher earnings from Multi-Arc India Ltd.

     Income from continuing operations before income taxes was $203,000 and $408,000, respectively, for the three months and nine months ended June 30, 1996 compared with $257,000 and $788,000 in the comparable periods of the prior year. Income from operations for the nine months ended June 30, 1996 declined to $1.8 million from $1.9 million in the prior year, principally as a result of higher selling, general, and administrative costs which reflect the continuing effect of the augmentation of Multi-Arc's field sales force and sales management personnel.

     Income from continuing operations for the nine months ended June 30, 1996 also included $83,000 from the recognition of deferred income related to the collection of notes receivable from the sale of minority interest in Multi-Arc Inc. and related interest income of $33,000. The prior year included a gain of $85,000 from the initial public offering of Multi-Arc India Ltd. The prior year also included $188,000 of gain related to the sale of minority interest in Multi-Arc Inc. (see Note 3).

     Interest expense for the nine months ended June 30, 1996 increased over the prior year principally due to higher levels of debt.

     Income from discontinued operations for the three and nine months ended June 30, 1996 reflects $97,000 from collection of a note from Salem Tube, Inc. and $152,000 from settlements of old real estate claims offset by certain legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 1996, cash decreased by $445,000, principally because of cash used by investing activities of $6.1 million. Financing activities provided cash of $4 million and operating activities provided $1.6 million.

     Cash used by investing activities includes $3.2 million to exercise the Option to purchase a parcel of real estate at 61st Street and First Avenue in New York City (see Note 2). In addition, investing activities include capital expenditures of $2.8 million, offset by $49,000 of dividends received from the Company's investment in Multi-Arc India Ltd.

     Cash provided by financing activities reflects $1.5 million of new debt borrowed by Multi-Arc under its revolving credit facility to finance working capital needs and $375,000 received on the collection of notes related to the Company's sale of common stock in and debentures of Multi-Arc (see Note 3). During the six months, the Company repaid $1,149,000 of long term debt. Cash provided by operating activities reflects the high level of non-cash depreciation and amortization charges and an increase in current payables and accrued liabilities to partly finance higher inventory levels in anticipation of equipment construction demands.

     The Company's only source of cash flow, other than from the sale of capital assets, is Multi-Arc. Pursuant to the terms of the 1994 restructuring of Multi-Arc and of Multi-Arc's term loan and revolving credit facility with First Union National Bank, Multi-Arc is not permitted to pay dividends or make loans to Andal, except that Multi-Arc is permitted to pay cash to Andal to the extent that it utilizes any of Andal's federal, state, and local net operating loss carry forwards for income tax purposes. However, such payments cannot exceed $1 million per year for fiscal 1996, after which no further payments are permitted. Andal could also raise cash by making sales of the remaining Integrated stock it owns, as market conditions permit (approximately $375,000 at the current market value); and, in fiscal 1996, Andal expects to receive approximately $750,000 from the 1995 sales of Multi-Arc stock and debentures (see Note 3).

     The Company's fiscal 1996 cash requirements are estimated to be $1.2 million for operating expenses, $400,000 for interest expense, and $1 million for principal payments on shareholder debt. In addition, the Company may also require cash to make payments to creditors who have yet to make payment demands. After completion of the sale of the 61st Street Property to FAM (see
Note 2), the Company will continue to be indebted to affiliates of FAM in the amount of approximately $1.8 million, which indebtedness is in default.
Unless the Company can accomplish a restructuring of this indebtedness which will allow it to meet its fiscal 1996 cash needs, there may be no alternative to the Company other than to enter into bankruptcy proceedings. The accompanying consolidated financial statements do not include any adjustments relating to the possible effect on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 10(v)  Contract of Sale of 61st Street Property dated July 10, 1996

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     July 25, 1996                 By:   /s/ Michael S. Huber
                                        Michael S. Huber
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        and Treasurer

DATE:     July 25, 1996                 By:   /s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Vice President,
                                        Chief Accounting Officer,
                                        and Controller