Form 10-K
period 1996-09-30
ANDAL CORP
filed 1997-01-31
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-K
(MARK ONE)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  September 30, 1996

                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

     Commission file number  1-6856

                          ANDAL CORP.

     (Exact name of registrant as specified in its charter)

New York                                          13-2571394
(State or other jurisdiction of                   (I. R. S. employer ID no.)
incorporation or organization)

200 Roundhill Drive, Rockaway, New Jersey                        07866
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code (201) 625-3400

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

     Non-affiliates of the Registrant hold approximately 28% of the Registrant's common stock. There is currently no established trading market for such stock. See Item 5 within.

     As of December 31, 1996, the number of outstanding shares of Registrant's Common Stock was 447,359 shares.
PART I

Item 1.   Business

GENERAL

     Andal Corp. (the "Company" or "Andal"), through its Multi-Arc Inc. subsidiary ("Multi-Arc"), is engaged in surface enhancement which is the utilization of advanced technologies to apply thin-film coatings of various metals, metal compounds, and other materials to base materials to enhance their hardness, wear and corrosion resistance, lubricity, and appearance. Multi-Arc owns and operates nine coating centers in the United States, one in Canada, and one in England, and has royalty or equity interests or to which it licenses technology through the ION BOND Network in 25 coating centers in Europe, Japan, India, Korea, Taiwan, Singapore, and Argentina. These centers offer coating services on a fee basis to manufacturers and end-users of industrial tools, components, and other products. Multi-Arc also engages in the design, manufacture, assembly, and sale of proprietary coating equipment systems to manufacturers and large volume end-users of tools, consumer products, and other products that benefit from surface enhancement, as well as to its own joint venture coating centers. See Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Report for certain information regarding revenues, operating profit and identifiable assets, and other information about foreign operations of the Company for each of the three years in the period ended September 30, 1996.

     The Company is presently in discussion with a much larger company for the sale of the Company's principal operating subsidiary, Multi-Arc Inc. No agreement has been reached on either price or structure of any transaction. Important factors which could interfere with the completion of this transaction are the ability of the parties to reach an agreement as to price and structure or other details of the transaction and the satisfactory completion of the purchaser's due diligence concerning Multi-Arc's business affairs. There can be no assurance that these dicussions will result in any transaction.

     In October 1995, Multi-Arc (UK) Ltd., a wholly-owned subsidiary of Multi-Arc, acquired a 33% interest in Multi-Arc Eifeler Beschichtungs Gmbh ("Austria") in exchange for $49,000 in cash and guarantees of certain of Austria's bank debt of $360,000. In July 1996, Multi-Arc opened a wholly-owned coating center in Columbus, Ohio. In October 1996, Multi-Arc (UK) Ltd. acquired a 33% interest in Preci-Coat S. A., a Switzerland joint venture, for $420,000 in cash and bank guarantees of $1.6 million.

SURFACE ENHANCEMENT

     Surface enhancement is the exploitation of a variety of technological processes to produce new or changed surface properties of materials by the deposition of thin films only microns thick (a micron is one millionth of a meter).

     The electric arc technology utilized by Multi-Arc in its Physical Vapor Deposition ("PVD") process (ION BOND ) was originally developed in the Soviet Union, and Multi-Arc acquired a patent and know-how license from the U. S. S.
R. in 1979. Multi-Arc also employs a Chemical Vapor Deposition ("CVD") process.

     Multi-Arc first introduced the ION BOND process on a commercial basis in the United States in 1981 and has continually improved and enhanced the original technology. Initially, the principal application of the ION BOND process was the coating of metal cutting tools, such as drills, used in metal-working industries to increase the useful life and productivity of such tools. Subsequently, Multi-Arc has been successful in developing additional commercial applications for its processes, including the coating of metal forming tools, such as dies, molds and punches, jewelry, carbide inserts, plastic injection molds and screws, and medical instruments and implants. Multi-Arc has also effected improvements in CVD technology which it employs for the coating of steel and carbide materials.

     In 1995, Multi-Arc formed the TETRABOND division to commercialize its amorphous diamond films for use in cutting tools, computer hardware, medical instruments, and decorative and industrial wear component applications.

     Multi-Arc derives revenues from (i) the 11 coating centers owned and operated by Multi-Arc located in the United States, Canada, and England, and the 25 coating centers in which it has varying royalty or equity interests or to which it licenses technology located in Europe, Japan, India, Korea, Taiwan, Singapore, and Argentina, all of which coating centers perform coating services on a fee basis; (ii) the design, manufacture, assembly, and sale of proprietary coating equipment systems to coating centers and to manufacturers of, and large volume end-users of, tools and other industrial products, such as component parts requiring a high degree of wear resistance; (iii) royalties paid by system purchasers for licenses to use the coating technology which the systems employ; and (iv) research and development contracts.

     Sales and Marketing

     Multi-Arc's coating systems and services are marketed throughout the United States by its own sales personnel, through independent sales representatives, through the use of direct marketing catalogues, and the display of its products at trade shows. Sales personnel at each of the coating centers are involved in marketing the services performed at such centers.

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

     Backlog

     The approximate dollar amount of Multi-Arc's backlog of coating systems, ancillary equipment, and coating services orders at September 30, 1996 and 1995 was $896,000 and $390,000, respectively. The Company believes that all of its backlog orders at September 30, 1996 will be shipped within the Company's current fiscal year.

     Patents and Trademarks

     Multi-Arc has been issued a number of patents. Although the Company considers these patent rights to be significant, it believes that Multi-Arc's competitive position and its continued operations are more dependent on its technical knowledge, its processes, and its research and development programs than on patent protection. The Company intends to continue to apply for patent protection with respect to new inventions in order to protect its competitive position. Multi-Arc has registered several trademarks, the principal ones being "Multi-Arc ," "TETRABOND ," and "ION BOND ." Although these trademarks afford Multi-Arc a degree of recognition in the industry and are valuable assets, the Company does not regard them as material to its overall business.

     Research and Development

     Multi-Arc is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures have been expensed as incurred and amounted to $1,426,000, $1,628,000, and $1,400,000 for fiscal 1996, 1995, and 1994, respectively. In addition, the Company has research and development agreements with several licensees pursuant to which each company makes known to the others the results of research undertaken by it in the field of surface enhancement.

     Environmental Considerations

     Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position.

     Employees

     As of September 30, 1996, Multi-Arc employed approximately 360 persons, none of whom are covered by collective bargaining agreements. Multi-Arc believes that its relationship with its employees is good.

OTHER

     Purchase and Sale of the UBC Property

     Prior to May 8, 1996, the Company, directly or through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp.") had owned an option (the "Option") to purchase a parcel of real estate (the "Property") located on 61st Street and First Avenue in New York City, which Option had been carried on the books of the Company at nil value for many years. The original cost of the Option was $1.5 million. UBC Corp. was merged into the Company in March 1996, after which time the Option became directly owned by the Company.

     In 1990, the Option was pledged as security for a $5 million loan, hereafter referred to as the "Option Loan," made to the Company by Alan N. Cohen, who was then President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, who was then Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "Option Lenders").

     The Option granted the Company the right to purchase the Property for approximately $3 million in cash and was exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. Such death occurred in 1995. The Company did not have the cash required to exercise the Option, and it could not raise it through borrowing from unrelated parties or through the sale of assets other than the Option. However, under the terms of the Option Loan, the Company was obligated to exercise the Option. Accordingly, the Option was exercised in October 1995; and the Company purchased the Property on May 8, 1996. In order to make the purchase, on May 7, 1996, the Company borrowed $3.3 million (the "Demand Loan") from the Option Lenders evidenced by a demand note and secured by a mortgage on the Property. The Demand Loan bore interest at 10% per annum.

     The Company's failure to exercise the Option and pay the purchase price for the Property would have resulted in an event of default under the Option Loan, which would have given the Option Lenders the right to exercise the Option on the Company's behalf and to declare the Option Loan immediately due and payable, including all sums advanced by the Option Lenders in exercising the Option. In addition, the Option Lenders would have had all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the Property acquired by exercise of the Option.

     Until January 1995, the Company had been under contract to sell the Option to an unrelated real estate developer, who had contracted to purchase the Option in 1984. The developer was unable to obtain financing to consummate the purchase; and, as a result, the Company terminated the contract. Upon termination of the contract, the Company attempted to sell the option to various other parties. In addition, after the Company received notice from the optionor that the 90-day period for exercise of the Option had commenced, the Company made contact with several brokers who were not able to identify a buyer. The Company's attempts to sell the Option did not result in any bona fide offer from a third party to purchase the Option.

     Once it was learned that the Option had become exercisable, the Option Lenders expressed an interest in acquiring the Property in satisfaction of the amount outstanding on the Option Loan. In that event, the Company would no longer have been obligated with respect to the $3 million purchase price obligation due on the Option exercise.

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures. After discussion, the Board members who were not Option Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the Property, following which such Board members would seek to negotiate a transaction with the Option Lenders taking into account, in addition to the appraisal, all material circumstances relating to the Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option would expire worthless.

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

     On March 4, 1996, at a special meeting of the Board of Directors of the Company, appropriate officers of the Company were authorized and empowered to engage in negotiations with the Option Lenders to reach a definite agreement to sell the Option to them under terms and conditions that were outlined by the Board. Although the parties were unable to reach a definitive agreement prior to May 8, 1996, the Company continued to negotiate with affiliates of the Option Lenders for the sale of the Property to them; and, on July 10, 1996, the Company entered into a contract to sell the Property to FAM, LLC ("FAM"), a Delaware limited liability company owned by Frankhill Associates, the Alan N. Cohen Family Company, LLC, a Delaware limited liability company, of which Alan N. Cohen is manager, and Builtland Associates, a New York general partnership, of which Paul Milstein is a general partner. Builtland Associates is the managing director of FAM and, as such, controls its activities.

     On August 1, 1996, FAM purchased the Property for $9.1 million, paid for as follows:

          a) Cancellation of the principal balance of the Option Loan in the amount of $5,571,285 (after adjustment for a restructuring which occurred in 1992) due to Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein, and at closing held by FAM.
          b) Cancellation of the Demand Loan of $3.3 million due Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein, and at closing held by FAM.

          c)   Cash payment to the Company of $228,715.

     In addition to the consideration outlined above, the Company was not required to pay unpaid interest of $283,000 on the Option Loan and Demand Loan and will be entitled to additional consideration if, within one year from the date of sale to FAM, all or any portion of the Property is further transferred to a bona fide third party or if FAM enters into an agreement to transfer all or any portion of the Property to a bona fide third party and such transfer ultimately occurs. In either of such events, the Company will be entitled to 50% of the amount by which the "Net Proceeds" of the sale of all or any portion of the Property exceeds $10 million. In no event can such additional consideration exceed $3 million. "Net Proceeds" is defined to mean the gross sales price attributable to the sale of all or any portion of the Property plus the then fair market value of any of the Property retained by FAM in connection with a partial sale, less any and all transaction costs, taxes, and all other expenses of FAM including, without limitation, brokerage commissions, reasonable attorney's fees, and transfer taxes.

     The Company reported a gain of approximately $6 million from the sale.

     Management Changes and Relocation of Executive Office

     On August 31, 1996, the following management changes occurred:

          a) Andrew J. Frankel and Alan N. Cohen retired as officers of the Company. They continue to serve as members of the Board of Directors.

          b) Peter D. Flood, the President of Multi-Arc Inc., was elected Chairman of the Board, Chief Executive Officer, and President of Andal. (See Item 11, "Employment Agreements," included elsewhere herein for a description of the Employment Agreement entered into with Mr. Flood.)

          c) Walter N. Kreil, Jr., Vice President and Chief Financial Officer of Multi-Arc Inc., was elected Senior Vice President and Chief Financial Officer of Andal and a member of the
               Board of Directors.   (See Item 11, "Employment Agreements,"
               included elsewhere herein for a description of the Employment Agreement entered into with Mr. Kreil.)

     On August 31, 1996, Messrs. Andrew J. Frankel, then Chairman of the
Board of Directors, and Alan N. Cohen, then President of the Company, retired pursuant to an agreement which provides that, in exchange for the issuance of 32,500 common shares of the Company to each of them, they jointly agreed to reimburse Andal for the lease obligation of Andal's former executive headquarters office in New York City and certain other costs of operation of that office, including the salary of Andal employees located there. The Company agreed to maintain, at its own expense, health and life insurance benefits on Andal's New York employees and to continue to pay the costs of letter of credit guarantees by Mr. Frankel and Mr. Cohen until September 29, 1998, at which time Andal will use its best efforts to replace the letters of credit with other security. The Company recorded a charge of $441,000 in
connection with this Agreement.    In September 1996, Andal's executive office
records were moved to Multi-Arc's facilities in Rockaway, New Jersey; and that facility now serves as executive headquarters of the Company.

     Refinancing of Multi-Arc's Indebtedness

     On August 27, 1996, Multi-Arc Inc. completed a refinancing of its indebtedness to its principal bank lender, and obtained a $7 million Term Loan, a $1.5 million Equipment Term Line of Credit, and a $5 million Revolving Credit Facility. (See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Report.)

     Retirement of Fleet Indebtedness

     On August 27, 1996 Andal Corp. retired $1,404,000 of indebtedness owing to Frankhill Associates, Alan N. Cohen, and Paul Milstein in exchange for 45,000 shares of the Company's common stock. Frankhill Associates and Messrs. Cohen and Milstein had purchased the indebtedness from the Fleet Bank in 1994. During the year, the Company had repaid $543,000 of the Fleet Debt in cash; and, at September 30, 1996, the balance of $96,000 was still owing to Peter D. Flood. (See Item 13, Certain Relationships and Related Transactions included elsewhere in this Report.)


Item 2.   Properties

     The Company's executive office and Multi-Arc's administrative offices and Northeast Regional Coating Center, including TETRABOND , are located in a 20,400 square foot building located in Rockaway, New Jersey. The building, which the Company has an option to purchase, leases for a base rent of $227,000 per year. The eight other facilities which are operated by the Company in the United States and Canada occupy leased facilities containing an aggregate of approximately 104,000 square feet, at an aggregate annual rental of approximately $656,000. In addition, the Company leases a 25,000 square foot coating facility in the United Kingdom for 32,250 pounds sterling (approximately $51,000) per year.

     All of the foregoing facilities are suitably equipped and adequate for their current use.

Item 3.   Legal Proceedings

     The Company is aware of various lawsuits, claims, and administrative proceedings which are pending involving it or its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                 PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters

     The Company's common stock was delisted from the American Stock Exchange in October 1992. During the period from November 1992 until September 1995, the Company's common stock was listed on the NASD Electronic Bulletin Board by a market maker. Subsequent to September 1995, the Company's common stock has not been listed on the NASD Electronic Bulletin Board or on any other established public market. During the period that the Company's common stock was listed on the NASD OTC Bulletin Board, transactions in and quotations of the stock were limited and sporadic and, in the Company's opinion, did not constitute an established public trading market. There has been no listing of and quotations on the Company's common stock during the fiscal year ended September 30, 1996. The following table sets forth the range of high and low bid prices per share of the common stock as reported by the Pink Sheets and the NASD OTC Bulletin Board during fiscal 1995. Such quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual prices.

                                        BID PRICES
                                            High           Low
          FISCAL 1995

          First Quarter                    $2.50          $2.00
          Second Quarter                   $2.25          $2.25
          Third Quarter                    $2.25          $2.25
          Fourth Quarter                   $2.25          $2.25

     As of December 31, 1996, the number of registered holders of the Company's common stock was 1,125.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying such dividends in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data as of the fiscal year-end of each respective year and for the year then ended:

                                          September 30,
                           1996        1995         1994      1993      1992
                     (Thousands of dollars, except per share amounts)
Operating revenues      $31,615     $30,383      $27,077   $24,887   $20,834
Income (loss) from
   operations             1,635       2,414        1,627       832    (1,048)
Income (loss) from continuing
   operations             8,151         879         (771)     (433)   (2,733)
Income (loss) from
   discontinued
   operations               234       1,007         (350)     (527)   (2,067)
Net income (loss)         8,385       1,886       (1,121)     (960)   (4,800)
Income (loss) per share from
  continuing operations   24.00        2.67        (2.34)    (1.31)    (8.29)
Net income (loss) per
  share                   24.69        5.72        (3.40)    (2.91)   (14.55)
Average number of common shares
   outstanding (000)        340         330          330       330       330
Total assets            $27,196     $23,625      $20,457   $23,475   $24,282
Long-term obligations (excluding
   current maturities)   10,181      17,585       16,141    18,721    20,398
Shareholders' equity
   (deficit)              4,855      (5,098)      (6,984)   (5,863)   (4,903)
Book value (deficit) per share at
   year end               10.85      (15.46)      (21.17)   (17.77)   (14.86)

     See Note 6 of the Notes to Consolidated Financial Statements for a description of the income (loss) from discontinued operations recorded in 1996, 1995, and 1994. The 1993 loss from discontinued operations resulted from legal expenses and settlements on litigation related to the Company's discontinued construction operations. The loss from discontinued operations in 1992 relates to a $1,852,000 loss on disposal of the Company's investment in preferred stock, a substantial portion of common stock, and promissory notes due from Olsher Metals Corporation ("OMC") and a $215,000 loss for the Company's equity share of OMC's loss for 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     1996 vs. 1995

     A summary of information relating to certain foreign operations for the three fiscal years ended September 30, 1996 is provided in Note 20. All note references in this discussion and analysis are to the Notes to Consolidated Financial Statements included elsewhere in this Report.

     Andal's consolidated operating revenues, entirely attributable to Multi-Arc, for the year ended September 30, 1996 were $31.6 million compared with $30.4 million in 1995. The increase was the result of higher coating services revenues of approximately $2.7 million or 10%, but was partially offset by a decrease in equipment sales of $1.6 million. Coating services revenues benefitted particularly from an increase of $580,000, or 16%, in the United Kingdom, which reflected better economic conditions and significantly improved market penetration. The increase in coating service revenues in the United States was a result of moderately better economic conditions. Equipment sales revenues were down because of decreased demand. Royalty and commission income increased $131,000 from the prior year, which reflects higher commissions on equipment sales in Japan. Equity in foreign joint ventures provided income of $104,000 in 1996 compared with $53,000 in 1995. The 1996 amount includes income from Multi-Arc India Ltd. ("India") of $147,000, offset by a loss from Multi-Arc's Singapore joint venture of $43,000.

     Income from continuing operations was $8.2 million in 1996 compared with $879,000 in 1995. The principal reason for the improvement was a $6.0 million gain on the sale of the 61st Street property (see Note 2) and a tax benefit of $2.2 million (see Note 17).

     Operating profits of Multi-Arc increased $744,000 in 1996. The improved operating income in the coating service business of $1.1 million was due to gross profits from the higher revenue offset in part by start-up costs of a new service center in Columbus, Ohio. The lower operating profits from equipment sales of approximately $492,000 was due to lower demand for equipment. Operating profits were adversely affected by higher depreciation expense of $193,000 from recent capital spending which was offset by lower research and development costs of $202,000. Equity in earnings of foreign joint ventures rose $51,000 over prior year. Operating profit was favorably affected by $131,000 of higher royalty and commission income.

     Selling, general, and administrative expenses rose $1.6 million from the prior year. Approximately $1.0 million of the increase related to both higher personnel and travel costs at Multi-Arc due to continued expansion of its selling and marketing efforts and international activities. Andal's general corporate expenses increased $621,000 due primarily to retirement costs of $441,000 (see Note 3) and accruals for management signing bonuses of $300,000, offset by lower New York office expenses.
     Investment income for 1996 includes recognition of $232,000 of deferred income on the collection of notes related to the sale of a minority interest in Multi-Arc (see Note 4) and $42,000 of interest income on said notes, offset by a writedown of $143,000 of the Company's investment in Integrated Brands Inc. ("Integrated") (see Note 7).

     Interest expense for 1996 was $1.7 million compared with $1.8 million in
1995.   The decrease was a function primarily of lower debt levels.

     Operating revenues and operating income attributable to foreign operations rose $831,000 and $438,000, respectively, over 1995, principally as a result of a continued substantial improvement in operations in the United Kingdom.

     For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 17 of the Notes to Consolidated Financial Statements.

     1995 vs. 1994

     Andal's consolidated revenues, entirely attributable to Multi-Arc, for the year ended September 30, 1995 were $30.4 million compared with $27.1 million in 1994. The increase was the result of both higher coating services revenues of approximately $1.9 million or 8% and higher revenues from equipment sales of $1.4 million. Coating services revenues benefitted particularly from an increase of $830,000 or 29% in the United Kingdom which reflected better economic conditions and significantly improved market penetration. Coating service revenues in the United States rose as a result of moderately better economic conditions. Equipment sales revenues were up because of increased system deliveries with sales in the United States, Taiwan, and India. Royalty and commission income decreased $106,000 from the prior year which reflects the final effects of Multi-Arc's restructuring of its European licensee arrangements. Equity in foreign joint ventures provided income of $53,000 in 1995 compared with a loss of $16,000 in 1994. The 1995 amount includes income from Multi-Arc India Ltd. ("India") of $163,000 offset by a loss from Multi-Arc's Singapore joint venture of $110,000. Earnings in India are up as a result of increased demand for decorative products.

     Income (loss) from continuing operations was $879,000 in 1995 compared with $(771,000) in 1994.

     Operating profits of Multi-Arc increased $1.4 million in 1995 which is attributable to an increase in coating services operating revenues which contributed $1.1 million in additional operating profits, principally from Multi-Arc (UK) Ltd. The improved operating income in the coating services business is the direct result of higher volume, slightly improved margins, and lower depreciation expense. Operating profits from equipment sales rose approximately $570,000 due to higher sales and consistent margins with the prior year. Equity in earnings of foreign affiliates rose $69,000 over prior year entirely due to improved results in India. Operating profit was adversely effected by the lower royalty and commission income and increased spending of $228,000 on research and development.

     Selling, general, and administrative expenses rose $767,000 from the prior year. Approximately $582,000 of the increase related to higher personnel costs at Multi-Arc due to expansion of its selling and marketing efforts. Multi-Arc's administrative costs also increased $421,000 due to additional personnel, higher volume, and higher incentive compensation expense related to higher profitability. Andal's general corporate expenses declined $436,000 as the result of lower rent, depreciation, insurance, and legal costs, principally related to the prior year's financial restructuring.

     During 1995, the Company sold approximately 7.4% of its interest in Multi-Arc to management, foreign licensees, and other investors for cash and notes and recognized a gain of $348,000 on the transaction (see Note 4). In addition to this gain, a gain of $396,000 related to the portion of this sale to management has been deferred as the sales were financed by non-recourse loans. Another $452,0000 of gain has been deferred relating to sales made to foreign investors with deferred payment arrangements. The minority interest in net income of Multi-Arc resulted in a first-time charge of $152,000 for 1995.

     In November 1994, Multi-Arc India Ltd. completed an initial public offering on the Bombay stock exchange which reduced Multi-Arc's interest in India from 40% to 21%; and the Company recorded a pretax gain of $85,000 on this transaction (see Note 5). Investment and other income increased to $37,000 from a loss of $756,000 in 1994. The 1994 amount was adversely impacted by the loss of $766,000 on the sale of a substantial portion of the Company's interest in Integrated's stock (see Note 7).

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

     Liquidity and Capital Resources

     Cash decreased $298,000 during 1996 as cash provided by operating activities of $2.4 million and financing activities of $277,000 was offset by cash used in investing activities of $2.9 million. Operating cash flows resulted primarily from the Company's income from continuing operations before income taxes for the year ($5.9 million), net depreciation and amortization ($2.0 million), a write-down of the Company's investment in Integrated Brands, Inc. ($143,000), and the gain on the sale of the 61st Street Property ($6.0 million). The cash flow from operations and the net cash flow from financing activities which resulted primarily from the refinancing of and additional borrowings under the Company's debt agreements with First Union National Bank (see Note 12), were used principally to fund the Company's continued capital expenditure program and its investments in foreign joint ventures. Such expenditures and investments were approximately $3.6 million in 1996 and $3.2 million in 1995 and are expected to continue at a comparable level in 1997.

     The Company had a working capital deficit of $2.3 million at September
30, 1996 as compared with a working capital deficit of $1.0 million at September 30, 1995. The increase in the working capital deficit is due principally to the reclassification of the outstanding obligation of the 5 1/2% convertible debentures to current liabilities, as the debentures mature in September 1997.

     Pursuant to the loan agreement with First Union National Bank, the amount of dividends and loans that may be made from Multi-Arc to Andal in 1997 is restricted to $300,000. In addition, the Company anticipates collections on notes receivable of $300,000 and possible construction claims collections. Due to the corporate restructuring associated with the Retirement Agreement described in Note 3, the resulting reduction in costs associated with maintenance of the Company's former New York office, and the reduction in interest costs related to the retirement of shareholder debt, the cash requirements of Andal for 1997 are not expected to exceed $425,000.

     At September 30, 1996, the Company had $4.0 million in additional borrowing capacity under Multi-Arc's Revolving Credit Facility. Based on eligible receivables and inventories at that date, $2.1 million was available to fund working capital requirements. Additionally, the Company has an unused line of credit of $1.5 million which may be used for the purchase of new or used equipment.

     The Company believes that current financial resources, including the available borrowing capacity under its various loan agreements and anticipated funds from operations, will be adequate to meet cash requirements for capital spending and debt repayments for fiscal 1997. The Company plans to continue to use its revolving credit arrangement to finance interim working capital needs in the coming year.

Item 8.   Financial Statements and Supplementary Data

     See Index to Financial Statements and Schedules at page 27  below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of November 30, 1996.

Name                     Age  Positions and Offices with the Company

Peter D. Flood            53  Chairman of the Board of Directors, Chief
                              Executive Officer,  and President

Walter N. Kreil, Jr.      49  Senior Vice President, Chief Financial Officer,
                              and Director

Andrew J. Frankel         64  Director

Alan N. Cohen             65  Director

     The Company's Directors are elected annually and hold office until their successors are elected and qualified.

     Peter D. Flood has been Chairman of the Board, Chief Executive Officer, and President of the Company since September 1996, a Director of the Company since December 1985, and the Chief Executive Officer of Multi-Arc since March 1981.

     Walter N. Kreil, Jr. was appointed a Director and elected Senior Vice President and Chief Financial Officer of the Company in September 1996. Mr. Kreil served as Vice President of the Company from September 1987 through August 1996 and serves as Vice President and Chief Financial Officer of Multi-Arc. Mr. Kreil joined the Company as Assistant Vice President and Controller in June 1984.

     Andrew J. Frankel has been a Director of the Company since 1971 and served as Chairman of the Board of Directors and Chief Executive Officer of the Company from 1971 through August 1996.

     Alan N. Cohen has been a Director of the Company since October 1979 and served as President of the Company from October 1981 through August 1996. Between January 1981 and October 1981, Mr. Cohen served as Vice Chairman of the Board of the Company. Mr. Cohen was a member of the Board of Directors of Integrated Brands, Inc. from December 1985 until June 1993. From December 1986 until September 1993, Mr. Cohen was Vice Chairman of the Board and Treasurer of Celtics, Inc., the general partner of Boston Celtics Limited Partnership.

Item 11.  Executive Compensation

     The following table sets forth information concerning the compensation for the past three fiscal years of the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the year ended September 30, 1996.

                    SUMMARY COMPENSATION TABLE

                             Annual Compensation       Long     All Other
                         ----------------------------- Term     Compensation
Name and                                  Other Annual Options/ ($)
Principal                Salary  Bonuses  Compensation SARs     (401K Plan
Position            Year  ($)    ($)       (1)         (#)      Contributions)
------------        ---- ------  -------  ------------ -------- --------------
Andrew J.           1996 157,000  0       42,739       0             0
Frankel
Chief Executive     1995 244,000  0       33,333       0             0
Officer through
August 1996         1994 144,000  0       27,858       0             0

Alan N. Cohen       1996 157,000  0       16,000       0             0
President
through August      1995 244,000  0       16,000       0             0
1996
                    1994 144,000  0       13,720       0             0

Peter D. Flood      1996 250,000  138,000     (2)      0         4,750
Chief Executive
Officer and         1995 250,000  151,000     (2)  2,500 (3)     4,620
President from
September 1996      1994 250,000   85,000     (2)      0         4,620
and Chief
Executive of
Multi-Arc

Walter N. Kreil, Jr.1996 142,000   35,000     (2)      0         4,750
Senior Vice
President and       1995 135,200   50,000     (2)    500 (3)     4,620
Chief Financial
Officer since       1994 132,600   24,000     (2)      0         4,620
September 1996
and Chief
Financial
Officer  of
Multi-Arc

     No other bonuses, restricted stock awards, long term incentive plan payouts, or other compensation was awarded or paid to the named executives during the periods indicated.

     (1) Other Annual Compensation includes professional services and supplemental life and medical insurance, as follows:

                         Andrew J. Frankel             Alan N. Cohen

                      Professional  Supplemental       Professional
                        Services      Insurance          Services
               1996      10,000         10,494            10,000
               1995      10,000          5,194            10,000
               1994      10,000          4,007            10,000

     (2)  Amounts were less than 10% of salary.

     (3) Options to acquire common stock of Multi-Arc Inc. at $205.13 per share.

Stock Options

     No stock options or stock appreciation rights were granted by the Company during the fiscal year ended September 30, 1996 to the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1996.

     The following table sets forth information with respect to the exercise during fiscal 1996 and the value as of September 30, 1996 of unexercised stock options and stock appreciation rights for the Chief Executive Officer and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                       OPTION/SAR VALUES
                                                            Value of
                                          Number of         Unexercised
                                          Unexercised       In-the-Money
               Shares                     Options/SARs at   Options/SARs at
               Acquired on                Fiscal Year End   Fiscal Year End
               Exercise     Value         (#) Exercisable/  ($) Exercisable/
Name           (#)          Realized($)   Unexercisable     Unexercisable

Andrew J.       0           0                 0/0               0/0
Frankel

Alan N. Cohen   0           0                 0/0               0/0

Peter D. Flood  0           0                 0/5,000(1)        0/0
                                            500/2,500(2)        0/0

Walter N. Kreil,0           0                 0/750(1)          0/0
Jr.                                         100/500(2)          0/0

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

Employment Agreements

     Mr. Flood is employed by the Company as President and Chief Executive Officer under an employment agreement effective as of August 31, 1996 and expiring on September 30, 2001 under which he is entitled to receive a base salary of $250,000 per year plus incentive compensation equal to 5% of the annual pretax income of Multi-Arc. The Agreement further provides for a signing bonus of $250,000, payable $50,000 on or before November 30, 1996 and the balance as soon as possible thereafter, depending on the sufficiency of the Company's cash flow. In addition, pursuant to the Agreement, Mr. Flood was awarded 7,500 shares of the Company's common stock.

     Mr. Kreil is employed by the Company as Senior Vice President and Chief Financial Officer under an employment agreement effective as of August 31, 1996 and expiring on September 30, 2001 under which he is entitled to receive an initial base salary of $149,350 per year plus participation in the Multi-Arc Corporate Incentive Compensation Plan. The Agreement further provides for a signing bonus of $50,000, payable $10,000 on or before November 30, 1996 and the balance thereafter, depending on the sufficiency of the Company's cash flow. The Multi-Arc Corporate Management Incentive Plan provides for a bonus pool to be divided proportionally, based on normal compensation, among three of Multi-Arc's senior executives (other than Mr. Flood). The pool is calculated at 1 1/2% of earnings before interest and taxes up to $1.0 million, plus 2% of such earnings between $1.0 and 2.0 million, plus 2 1/2% of such earnings over $2.0 million. In 1996 Mr. Kreil received a bonus of $35,000 in accordance with the Plan.

Repricing of Options/SARs

     No stock options previously granted to the Company's executive officers were repriced during the fiscal year ended September 30, 1996.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee is comprised of Messrs. Frankel and Cohen. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions" for information with respect to transactions between these individuals and the Company and the percentage ownership of the Company by them.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Messrs. Frankel and Cohen comprise the Compensation Committee and were also, until August 31, 1996, Chief Executive Officer and President of the Company, respectively. On August 27, 1996, they submitted the following report:

          Upon effect of the retirement of Messrs. Frankel and Cohen, the Compensation Committee approved the employment of Peter D. Flood as Chairman of the Board, Chief Executive Officer, and President of Andal and Walter N. Kreil, Jr. as Senior Vice President and Chief Financial Officer, in accordance with their respective proposed Employment Agreements to be effective August 31, 1996.

     Respectfully submitted,

     Andrew J. Frankel

     Alan N. Cohen

     See Item 11, "Employment Agreements," for a description of the Employment Agreements entered into with Messrs. Flood and Kreil.

PERFORMANCE GRAPH

     The following line graph compares the cumulative total return of the Company's common stock to the American Stock Exchange Market Value and Industrial Service Company Indices for the period October 1, 1991 to September 30, 1996.

                    CUMULATIVE TOTAL RETURN
                 Andal Shares vs. Amex Indices

Measurement Period  Andal Invested AMEX MV Invested    AMEX Ind. Invested

     9/30/91             $100.00         $100.00            $100.00
     9/30/92                5.68          124.89              96.72
     9/30/93                0.00          152.63             138.39
     9/30/94                1.82          152.11             127.39
     9/30/95                2.05          180.59             156.55
     9/30/96                0.00          189.49             141.34

Assumes $100 invested on September 30, 1991 in Andal Corp. Common Stock, the Amex Market Value Index and the Amex Industrial Service Company Index.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of November 30, 1996, with respect to all shareholders known by Andal to be the beneficial owners of more than 5% of its outstanding common stock, each director, and all officers and directors as a group.

Name and Address of      Amount and Nature of               Percent
Beneficial Owner          Beneficial Ownership               of Class

Frankhill Associates      124,715 shares        (1) (10)     27.9%
909 Third Avenue
Ninth Floor
New York, NY   10022

Andrew J. Frankel           1,730               (1)
909 Third Avenue          124,715               (2) (10)
Ninth Floor                 2,019               (3)
New York, NY   10022          534               (4)
                          -------
                          128,998 shares                     28.8%

Alan N. Cohen Family       47,500 shares                     10.6%
Company LLC
909 Third Avenue
Ninth Floor
New York, NY   10022

Alan N. Cohen              47,500              (11)
909 Third Avenue           27,990               (1) (10)
Ninth Floor                 4,250               (5)
New York, NY   10022       ------
                           79,740 shares                     17.8%

Peter D. Flood             11,664 shares        (1) (12)      2.6%
c/o Multi-Arc Inc.
200 Roundhill Drive
Rockaway, NJ   07866

Builtland Partners         63,294 shares        (1) (6)      14.1%
c/o Milstein Properties
1271 Avenue of the Americas
New York, NY   10020

Paul Milstein              99,337 shares        (7) (8)      22.2%
c/o Milstein Properties
1271 Avenue of the Americas
New York, NY   10020

All officers and directors
as a group (4 persons)    222,151 shares        (10)         49.6%

(1)  Direct record and beneficial ownership.

(2) As a general partner of, or person designated to exercise voting power or investment power on behalf of, Frankhill Associates, the record holder of these shares.

(3) Held as co-trustee with his sister, with whom Mr. Frankel shares voting power. Mr. Frankel and his children have an interest in one-half of the principal and income of the trust.

(4) Held as co-trustee with his wife of trusts for Mr. Frankel's three children.

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

(9)  Not used.

(10) Includes 278 shares issuable upon conversion of debentures.

(11) As manager of the Alan N. Cohen Family Company, LLC, the record holder of these shares.

(12) Includes 250 shares held jointly with Mr. Flood's wife.

Item 13.  Certain Relationships and Related Transactions

     See Item 1. Business--Other--Purchase and sale of the UBC Property for a discussion of the fiscal 1996 developments concerning the UBC Property and the sale of the UBC Property in satisfaction of the UBC Loan.

     See Item 1. Business--Other--Management Changes and Relocation of Executive Office for a discussion of the August 31, 1996 retirement agreement between the Company and Andrew J. Frankel and Alan N. Cohen.

     See Item 1. Business--Other--Retirement of Fleet Indebtedness for a discussion of the retirement of subject indebtedness in exchange for common stock. As of September 30, 1996, Peter D. Flood owned $96,000 principal amount of the Fleet Indebtedness. Pursuant to the employment agreement between the Company and Mr. Flood, the Company has agreed to repay the indebtedness, plus interest at 8% per annum, as soon as the cash flow of the Company, in the reasonable discretion of the Board of Directors, permits. See
Item 10--Directors and Executive Officers of the Company--Employment
Agreement.

     In December 1994, Andal sold, for $500,000, approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into 2% of Multi-Arc common stock) to such management. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans made to its management by Multi-Arc using Multi-Arc's revolving credit facility with First Union National Bank. The management loans included $500,000 and $100,000, respectively, to Peter D. Flood and Walter N. Kreil, Jr. These loans bear interest at 8.35% and are repayable on December 15, 2004, or upon termination of employment. The loans are secured by common stock and debentures of Multi-Arc. The Notes evidencing these loans are pledged by Multi-Arc to First Union National Bank.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements

          See Index to Financial Statements and Schedules at page 27 below.

(a)(2)    Financial Statement Schedules

          See Index to Financial Statements and Schedules at page 27 below.

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K on August 30, 1996 to report management changes, the relocation of its executive offices, and the refinancing of Multi-Arc's indebtedness to its principal bank lender.

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

     10(a)1987 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1987).

     10(b)Option Agreement dated as of August 1, 1982 between Schnurmacher
          Corp. and the Company (incorporated by reference to Exhibit 10(v) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1986).

     10(c)Lease dated May 11, 1988, containing an Option to Purchase, between Roundhill Associates and the Company (incorporated by reference to Exhibit 10(ag) to Company's Annual Report on Form 10-K for fiscal year ended September 30, 1988).

     10(d)Subordination Agreement dated September 30, 1994 of Multi-Arc Inc.
          as debtor and Andal Corp. as subordinated lender in favor of First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).
     10(e)Security Agreement dated September 30, 1994 by and between First
          Fidelity Bank, N.A. and Vagle Technology, Inc., Multi-Arc, Inc. (a Minnesota corporation), Multi-Arc Inc., Multi-Arc of Ohio, Inc., and S. C. I. Coatings Limited (incorporated by reference to
          Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(f)Multi-Arc Inc., Andal Corp., and United States Trust Company of
          New York, Trustee. Second Supplemental Indenture dated as of September 30, 1994 5 1/2% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(g)Pledge and Security Agreement dated September 30, 1994 by and among Andal Corp. and First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

     10(h)Form of Multi-Arc Inc. 6% Convertible Subordinated Debenture due
          December 15, 2004 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(i)Form of Multi-Arc Inc. Stockholders Agreement dated June 15, 1995
          (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(j)1994 Multi-Arc Inc. Stock Option Plan (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(k)Loan Agreement dated September 21, 1995 between First Fidelity
          Bank N. A. and Multi-Arc (UK) Ltd. (incorporated by reference to
          Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(l)Overdraft Facility Agreement between First Fidelity Bank N. A. and
          Multi-Arc (UK) Ltd. dated September 21, 1995 (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(m)61st Street Option Exercise (incorporated by reference to Exhibit
          10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

     10(n)Contract of Sale of 61st Street Property dated July 10, 1996
          (incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

     10(o)Retirement Agreement between Andal Corp. and Andrew J. Frankel and
          Alan N. Cohen dated August 31, 1996 (incorporated by reference to
          Exhibit 10(a) to the Company's Current Report on Form 8-K dated August 30, 1996).

     10(p)Employment Agreement between Andal Corp. and Peter D. Flood dated as of August 31, 1996 (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated August 30,
          1996).

     10(q)Consolidated, Modified, and Restated Loan and Security Agreement, dated August 27, 1996 by and between First Union National Bank and Multi-Arc Inc., a Delaware Corporation; Multi-Arc, Inc., a Minnesota Corporation; Vagle Technology, Inc., a Michigan Corporation; Multi-Arc of Ohio, Inc., an Ohio Corporation; Scientific Coatings of Illinois, Inc., a Michigan Corporation; Scientific Coatings, Inc., a Michigan Corporation; and SCI Coatings Southwest, Inc., a Texas Corporation.

     10(r)Employment Agreement between Andal Corp. and Walter N. Kreil, Jr.
          dated as of August 31, 1996.

     22   Significant Subsidiaries of the Company

     24(a)Consent of Kelly, Graham, Myska & Partners.

     24(b)Consent of KPMG Peat Marwick.

     27   Financial Data Schedule

          Index to Financial Statements and Schedules

Financial Statements                                                   Page

Report of Independent Auditors on Financial Statements and Schedules     29

Consolidated Balance Sheet--September 30, 1996 and September 30, 1995   F-1

Consolidated Statement of Operations--Years ended September 30, 1996,
     1995, and 1994                                                     F-2

Consolidated Statement of Shareholders' Equity (Deficit)
     --Years Ended September 30, 1996, 1995, and 1994                   F-3

Consolidated Statement of Cash Flows--Years Ended September 30, 1996,
     1995, and 1994                                                     F-4

Notes to Consolidated Financial Statements                              F-6

Condensed Balance Sheet (Parent Company Only)--September 30, 1996
     and September 30, 1995                                             S-1

Condensed Statement of Operations (Parent Company Only)--Years ended
     September 30, 1996, 1995, and 1994                                 S-2

Condensed Statement of Cash Flows (Parent Company Only)--Years ended
     September 30, 1996, 1995, and 1994                                 S-3

Notes to Condensed Financial Statements (Parent Company Only)           S-4

     All other schedules are omitted because they are not applicable, not required, or the other information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANDAL CORP.
                                        (Registrant)

                                        By /s/    Peter D. Flood
                                           Peter D. Flood
                                           Chairman of the Board of Directors

Dated:  January 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title                               Date

Principal Executive Officer:

/s/ Peter D. Flood       Chairman of the Board of            January 30, 1997
   (Peter D. Flood)      Directors, Chief Executive
                         Officer, President, and
                         Director

Principal Financial Officer:

/s/ Walter N. Kreil, Jr. Senior Vice President,              January 30, 1997
  (Walter N. Kreil, Jr.) Chief Financial Officer,
                         and Director

Directors:

/s/ Andrew J. Frankel    Director                            January 30, 1997
   (Andrew J. Frankel)

/s/ Alan N. Cohen        Director                            January 30, 1997
   (Alan N. Cohen)

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Andal Corp.

We have audited the accompanying consolidated balance sheets of Andal Corp. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows or each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total revenues constituting 16% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andal Corp. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 17, in 1994 the Company changed its method of accounting for income taxes.


                                        /s/ Ernst & Young LLP
                                        Ernst & Young LLP

New York, New York
January 29, 1997

ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                September 30,
                                                1996            1995
Current assets:
  Cash                                  $    552,000    $    850,000
  Accounts receivable                      5,252,000       4,998,000
  Inventories                              1,553,000       1,073,000
  Prepaid expenses                           341,000         307,000
  Other current assets                       516,000         906,000
                                        -------------   -------------
     Total current assets                  8,214,000       8,134,000

Investments in affiliates                  1,621,000       1,661,000
Property and equipment                    12,278,000      10,789,000
Loans due from Multi-Arc Inc. management   1,000,000       1,000,000
Deferred taxes                             2,400,000               0
Other assets                               1,683,000       2,041,000
                                        -------------   -------------
                                        $ 27,196,000    $ 23,625,000

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short term borrowings, including
     current portion of long term debt  $  1,338,000    $  1,206,000
  Current portion of convertible
     debentures                            1,825,000               0
  Current portion of debt due
     shareholders                             96,000       1,250,000
  Accounts payable                         1,667,000       1,606,000
  Other accrued expenses                   5,619,000       5,106,000
                                        -------------   -------------
     Total current liabilities            10,545,000       9,168,000

Long-term debt                             8,671,000       7,886,000
Debt due shareholders                              0       6,364,000
Other deferred income                        925,000       1,430,000
Convertible subordinated debentures        1,510,000       3,335,000
Minority interest in Multi-Arc Inc.          690,000         540,000
Shareholders' equity (deficit):
  Common shares, par value $20 per share,
     1,500,000 authorized;
     447,359 issued in 1996
     and 370,496 issued in 1995            8,947,000       7,410,000
  Paid-in-capital                         25,995,000      31,625,000
  Deficit                                (30,087,000)    (38,472,000)
  Less 40,637 common shares
     held in treasury in 1995, at cost             0      (5,661,000)
                                        -------------   -------------
     Total shareholders' equity
        (deficit)                          4,855,000      (5,098,000)
                                        -------------   -------------
                                        $ 27,196,000    $ 23,625,000

See accompanying notes.

ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                             Year Ended September 30,
                                            1996          1995          1994
Operating revenues:                  $31,065,000   $30,015,000   $26,672,000
   Royalties and commissions             446,000       315,000       421,000
   Equity in net income (loss) of
     foreign joint ventures              104,000        53,000       (16,000)
                                     ------------  ------------  ------------
                                      31,615,000    30,383,000    27,077,000
Operating costs and expenses:
   Cost of revenues                   15,740,000    15,545,000    13,466,000
   Depreciation expense                2,099,000     1,907,000     2,234,000
   Selling, general and
     administrative expenses          12,141,000    10,517,000     9,750,000
                                     ------------  ------------  ------------
                                      29,980,000    27,969,000    25,450,000

Income from operations                 1,635,000     2,414,000     1,627,000

Other income (expense):
   Gain on sale of 61st street
     property                          6,009,000             0             0
   Gain on sale of minority interest
     in Multi-Arc Inc.                         0       348,000             0
   Minority interest in net income
     of Multi-Arc Inc.                  (151,000)     (152,000)            0
   Gain from initial public offering of
     Multi-Arc India Ltd.                      0        85,000             0
   Investment and other income, net      150,000        37,000      (756,000)
   Interest expense                   (1,734,000)   (1,799,000)   (1,625,000)
                                     ------------  ------------  ------------
                                       4,274,000    (1,481,000)   (2,381,000)
Income (loss) from continuing
   operations before income taxes      5,909,000       933,000      (754,000)
Benefit (provision) for income taxes   2,242,000       (54,000)      (17,000)
                                     ------------  ------------  ------------
Income (loss) from continuing
   operations                          8,151,000       879,000      (771,000)
Income (loss) from discontinued
   operations                            234,000     1,007,000      (350,000)
                                     ------------  ------------  ------------
Net income (loss)                    $ 8,385,000   $ 1,886,000   $(1,121,000)

Income (loss) per common share:
   Income (loss) from continuing
     operations                           $24.00         $2.67        $(2.34)
   Income (loss) from discontinued
     operations                              .69          3.05         (1.06)
                                          ------         -----        -------
   Net income (loss)                      $24.69         $5.72        $(3.40)
                     See accompanying notes.

                     ANDAL CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                            Retained
                    Common    Paid-in-      Earnings     Treasury
                     Stock     Capital     (Deficit)        Stock        Total

Balance at
Sept. 30, 1993  $7,410,000 $31,625,000 $(39,237,000) $(5,661,000) $(5,863,000)
Net loss for
    1994                 0           0   (1,121,000)           0   (1,121,000)
Balance at
Sept. 30, 1994   7,410,000  31,625,000  (40,358,000)  (5,661,000)  (6,984,000)
Net income for
     1995                0           0    1,886,000            0    1,886,000
Balance at
Sept. 30, 1995   7,410,000  31,625,000  (38,472,000)  (5,661,000)  (5,098,000)
Net income for
    1996                 0           0    8,385,000            0    8,385,000
Shares issued
pursuant to
retirement
agreement        1,300,000  (1,153,000)           0            0      147,000
Shares issued
pursuant to
retirement of debt 900,000     504,000            0            0    1,404,000
Shares issued
pursuant to
employment
agreement          150,000    (133,000)           0            0       17,000
Issuance of
Treasury Stock
in connection
with  above
transactions      (813,000) (4,848,000)           0    5,661,000            0
Balance at
Sept. 30, 1996  $8,947,000 $25,995,000 $(30,087,000)          $0   $4,855,000

                     See accompanying notes.

                     ANDAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Year Ended September 30,
                                             1996           1995        1994
Cash provided (used) by operations:
  Income (loss) from continuing
     operations before income taxes    $5,909,000    $   933,000   $(754,000)
  Adjustments to reconcile income
     (loss) from continuing operations
     to net cash provided by operations
       Depreciation                     2,099,000      1,907,000   2,234,000
       Gain on sale of minority
          interest in Multi-Arc Inc.            0       (348,000)          0
       Minority interest in net
          income of Multi-Arc Inc.        151,000        152,000           0
       Amortization of patents,
          trademarks, and license rights  224,000        192,000     186,000
       Equity in net (income) loss
          of foreign joint ventures      (104,000)       (53,000)     16,000
       Write down of investment in
          Integrated                      143,000              0           0
       Deferred income accrued                  0         64,000      40,000
       Amortization of deferred income   (303,000)      (149,000)    (95,000)
       Provision (credit) for bad debts    (3,000)       (16,000)     42,000
       Gain on sale of 61st Street
          property                     (6,009,000)             0           0
       Losses on investment transactions        0              0     766,000
       Gain from initial public offering of
          Multi-Arc India Ltd.                  0        (85,000)          0
       Other, net                          59,000         28,000      39,000

  Change in operating assets and
     liabilities:
       Decrease (increase) in accounts
          receivable                       55,000       (954,000)  1,127,000
       (Increase) decrease in inventories(542,000)       200,000    (459,000)
       Decrease in other current assets    50,000         76,000      60,000
       Increase in accounts payable
          and accrued liabilities         546,000        369,000     634,000
       Cash provided (used) by
          discontinued operations         170,000       (168,000)   (247,000)
       Income taxes paid                  (78,000)       (87,000)    (34,000)
                                       -----------    ----------- -----------
       Net cash provided by
          operating activities          2,367,000      2,061,000   3,555,000

          ANDAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                             1996           1995        1994
Cash flows from financing activities:
  Proceeds from long-term debt          8,000,000      3,870,000   6,162,000
  Loans to Multi-Arc management                 0     (1,000,000)          0
  Proceeds from sale of common stock
     and debentures of Multi-Arc Inc.           0      1,714,000           0
  Deferred financing costs                (97,000)      (126,000)          0
  Reductions of long-term debt         (6,758,000)    (3,024,000) (7,743,000)
  Decrease in debt due within one year   (868,000)      (631,000)   (398,000)
                                       -----------    ----------- -----------
  Net cash provided (used) by
     financing activities                 277,000        803,000  (1,979,000)

Cash flows from investing activities:
  Net proceeds from sale of
     61st Street property                 529,000              0           0
  Reduction of (investment in)
     affiliated companies                       0       (211,000)  1,459,000
  Gross additions to property
     and equipment                     (3,649,000)    (2,964,000) (1,999,000)
  Other, net                              178,000         18,000    (370,000)
                                       -----------    ----------- -----------
     Net cash (used) by
        investing activities           (2,942,000)    (3,157,000)   (910,000)

(Decrease) increase in cash              (298,000)      (293,000)    666,000
Cash at beginning of year                 850,000      1,143,000     477,000
                                       -----------    ----------- -----------
Cash at end of year                    $  552,000     $  850,000  $1,143,000

See accompanying notes.

                 ANDAL CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Andal
Corp. and its subsidiaries. Andal's only operating business is Multi-Arc Inc. ("Multi-Arc") a majority-owned subsidiary engaged in the business of surface enhancement. All significant intercompany transactions and accounts are eliminated in consolidation. Foreign affiliates in which Multi-Arc owns 20% to 50% are accounted for using the equity method.

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

     Stock Based Compensation

     The Company accounts for its stock based compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

     Research and Development Expenses

     Research and development expenditures ($1,426,000 in 1996, $1,628,000 in 1995, and $1,400,000 in 1994) are charged to cost of revenues as incurred.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income (Loss) per Share

     Primary income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. Fully diluted per share amounts are not shown for the periods, as the effects would be anti-dilutive.

     The average number of shares used in computing primary income (loss) per
share was   339,639 in 1996, and 329,859 in each of 1995 and 1994.

2.   PURCHASE AND SALE OF THE UBC PROPERTY

     Prior to May 8, 1996, the Company, directly or through a wholly-owned subsidiary, UBC Virginia Corp. ("UBC Corp.) had owned an option (the "Option") to purchase a parcel of real estate (the "Property") located on 61st Street and First Avenue in New York City, which Option had been carried on the books of the Company at nil value for many years. The original cost of the Option was $1.5 million. UBC Corp. was merged into the Company in March 1996, after which time the Option became directly owned by the Company.

     In 1990, the Option was pledged as security for a $5 million loan, hereafter referred to as the "Option Loan," made to the Company by Alan N. Cohen, who was then President and a Director of the Company, Paul Milstein, who was then a Director of the Company, and Frankhill Associates, a limited partnership of which Andrew J. Frankel, who was then Chairman of the Board and a Director of the Company, is a general partner (collectively, in such capacity, the "Option Lenders").

     The Option granted the Company the right to purchase the Property for approximately $3 million in cash and was exercisable only after the death of the later to die of two of the principals of the corporation that granted the Option. Such death occurred in 1995. The Company did not have the cash required to exercise the Option, and it could not raise it through borrowing from unrelated parties or through the sale of assets other than the Option. However, under the terms of the Option Loan, the Company was obligated to exercise the Option. Accordingly, the Option was exercised in October 1995; and the Company purchased the Property on May 8, 1996. In order to make the purchase, on May 7, 1996, the Company borrowed $3.3 million (the "Demand Loan") from the Option Lenders evidenced by a demand note and secured by a mortgage on the Property. The Demand Loan bore interest at 10% per annum.


     The Company's failure to exercise the Option and pay the purchase price for the Property would have resulted in an event of default under the Option Loan, which would have given the Option Lenders the right to exercise the Option on the Company's behalf and to declare the Option Loan immediately due and payable, including all sums advanced by the Option Lenders in exercising the Option. In addition, the Option Lenders would have had all of the remedies available to them under applicable law for secured lenders, including, without limitation, the public or private sale of the Property acquired by exercise of the Option.

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

     The Board of Directors of the Company met on October 5, 1995 to discuss the difficulties entailed in the Company's exercise of the Option, including the Company's lack of cash flow, diminished borrowing power, debt structure, and difficulties in raising funds through a private placement of Multi-Arc's common stock and subordinated debentures. After discussion, the Board members who were not Option Lenders (Messrs. Flood and Glickman) authorized the officers of the Company to engage an independent appraiser to conduct an appraisal of the Property, following which such Board members would seek to negotiate a transaction with the Option Lenders taking into account, in addition to the appraisal, all material circumstances relating to the Property, including, without limitation, the inability of the Company to raise sufficient funds required to exercise the Option, the time constraints within which the Company must exercise the Option, and the consequent probability that, without a sale to a related party, the Option would expire worthless.

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

     On March 4, 1996, at a special meeting of the Board of Directors of the Company, appropriate officers of the Company were authorized and empowered to engage in negotiations with the Option Lenders to reach a definite agreement to sell the Option to them under terms and conditions that were outlined by the Board. Although the parties were unable to reach a definitive agreement prior to May 8, 1996, the Company continued to negotiate with affiliates of the Option Lenders for the sale of the Property to them; and, on July 10, 1996, the Company entered into a contract to sell the Property to FAM, LLC ("FAM"), a Delaware limited liability company owned by Frankhill Associates, the Alan N. Cohen Family Company, LLC, a Delaware limited liability company, of which Alan N. Cohen is manager, and Builtland Associates, a New York general partnership, of which Paul Milstein is a general partner. Builtland Associates is the managing director of FAM and, as such, controls its activities.

     On August 1, 1996, FAM purchased the Property for $9.1 million, paid for as follows:

          a) Cancellation of the principal balance of the Option Loan in the amount of $5,571,285 (after adjustment for a restructuring which occurred in 1992) due to Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein, and at closing held by FAM.

          b) Cancellation of the Demand Loan of $3.3 million due Frankhill Associates, the Alan N. Cohen Family Company, LLC, and Paul Milstein, and at closing held by FAM.

          c)   Cash payment to the Company of $228,715.

     In addition to the consideration outlined above, the Company was not required to pay unpaid interest of $283,000 on the Option Loan and Demand Loan and will be entitled to additional consideration if, within one year from the date of sale to FAM, all or any portion of the Property is further transferred to a bona fide third party or if FAM enters into an agreement to transfer all or any portion of the Property to a bona fide third party and such transfer ultimately occurs. In either of such events, the Company will be entitled to 50% of the amount by which the "Net Proceeds" of the sale of all or any portion of the Property exceeds $10 million. In no event can such additional consideration exceed $3 million. "Net Proceeds" is defined to mean the gross sales price attributable to the sale of all or any portion of the Property plus the then fair market value of any of the Property retained by FAM in connection with a partial sale, less any and all transaction costs, taxes, and all other expenses of FAM including, without limitation, brokerage commissions, reasonable attorney's fees, and transfer taxes.

     The Company reported a gain of approximately $6 million from the sale. (See Note 13.)

3.   RETIREMENT AGREEMENT

     On August 31, 1996, Messrs. Andrew J. Frankel, then Chairman of the
Board of Directors, and Alan N. Cohen, then President of the Company, retired pursuant to an agreement which provides that, in exchange for the issuance of 32,500 common shares of the Company to each of them, they agreed to reimburse Andal for the lease obligation of Andal's former executive headquarters office in New York City and certain other costs of operation of that office, including the salary of Andal employees located there. The Company agreed to maintain, at its own expense, health and life insurance benefits on Andal's New York employees and to continue to pay the costs of letter of credit guarantees by Mr. Frankel and Mr. Cohen until September 29, 1998, at which time Andal will use its best efforts to replace the letters of credit with other security. The Company recorded a charge of $441,000 in connection with this Agreement. In September 1996, Andal's executive office records were moved to Multi-Arc's facilities in Rockaway, New Jersey; and that facility now serves as executive headquarters of the Company.

4.   SALE OF MINORITY INTEREST IN MULTI-ARC INC.

     In December 1994, Andal sold, for $500,000 approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to the management by Multi-Arc utilizing
Multi-Arc's revolving facility with First Fidelity Bank. Because of the non-recourse nature of the loans, the gain on the sale of Multi-Arc common stock of approximately $396,000 has been deferred until such time as the management loans are repaid.

     In June and September 1995, Andal sold, for $1,010,000, approximately 4.9% of the common stock of Multi-Arc to certain foreign licensees and other investors; and Multi-Arc sold to such licensees and other investors $1,010,000 of convertible subordinated debentures (convertible into approximately 3.8% of Multi-Arc common stock), the cash proceeds of which were remitted to Andal as a return of capital. These debentures bear interest at 6% and are payable on December 15, 2004. Approximately $450,000 of the common stock sold, and $450,000 principal amount of the debentures sold are evidenced by a promissory note which require monthly principal payments over three years plus interest at 6% per annum. The unpaid balance of this note was $555,000 at September 30, 1996. An additional $153,000 of common stock and $153,000 principal amount of the debentures were sold on open account which was paid in October 1996. The gain on these sales of Multi-Arc common stock was $800,000, of which $452,000 was deferred and will be recognized as the amounts are collected. In 1996, $232,000 of the deferred gain was included in investment income.

5.   MULTI-ARC JOINT VENTURES

     In 1993, Multi-Arc acquired a 29% interest in Multi-Arc Scientific Coatings (S) Pte. Ltd. ("Singapore"), a joint venture which commenced operations in August 1993. Multi-Arc's share of Singapore's net income
(loss), recorded on the equity method, for the years ended September 30, 1996, 1995, and 1994 was $(43,000), $(110,000), and $(111,000), respectively.
During fiscal 1995, the Company invested an additional $247,000 in cash and converted a long term receivable of $77,000 into equity. At September 30, 1996, Investments in Affiliates include the Company's investment in Singapore of $250,000 ($293,000 at September 30, 1995).

     Multi-Arc had a 40% equity interest in Multi-Arc India Ltd. ("India") which has a fiscal year end of March 31. In November 1994, India completed an initial public offering and was listed on the Bombay Stock Exchange. As a result of this transaction, Multi-Arc's interest in India was reduced to 21%
and the Company recorded a pretax gain of $85,000.   Multi-Arc's share of
India's net income (loss), recorded on the equity method, for the years ended September 30, 1996, 1995, and 1994 was $147,000, $163,000, and $95,000,
respectively. During fiscal 1996, the Company received $49,000 of dividends in cash ($36,000 in 1995). During fiscal 1994, the Company made additional equity investments in India of $218,000 in cash and received $30,000 of dividends in cash. At September 30, 1996, Investments in Affiliates includes Andal's investment in India of $1,073,000 ($975,000 at September 30, 1995).

     In October 1995, Multi-Arc (UK) Ltd. acquired a 33% interest in Multi-Arc Eifeler Beschichtungs Gmbh ("Austria") in exchange for $49,000 in cash and guarantees of certain of Austria's bank debt of $360,000. This investment is accounted for under the cost method, as the Company does not exercise significant influence over the management and operations of Austria.

     In October 1996, Multi-Arc (UK) Ltd. acquired a 33% interest in Preci-Coat
S. A., a Switzerland joint venture, for $420,000 in cash and bank guarantees of $1.6 million.

6.   DISCONTINUED OPERATIONS

     The income (loss) from discontinued operations in 1996, 1995, and 1994 is comprised of the following:

                                           1996            1995         1994
     Gain on divestiture of OMC        $      0        $      0    $  69,000
     Reversal of reserve for income taxes     0         996,000            0
     Income (loss) on discontinued
        construction operations         234,000          11,000     (419,000)
                                       --------      ----------    ----------
                                       $234,000      $1,007,000    $(350,000)

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

     Construction operations consisted of construction subcontracting businesses involved in wall, flooring, ceiling installation and plumbing, heating, and electrical subcontracting. The Company commenced a program to discontinue these businesses in 1981 which program was completed in 1983. The income (loss) on discontinued construction operations for 1996, 1995, and 1994 is principally due to legal expenses incurred and settlements on litigation related to those businesses.

7.   INTEGRATED BRANDS, INC.

     In December 1985, Andal purchased 46.5% of the common stock of Integrated Brands, Inc. ("Integrated"), formerly Steve's Homemade Ice Cream, Inc. Through a series of transactions, Andal's interest has been reduced to 3%. In the fourth quarter of 1996, based on current market conditions, the Company recorded a writedown of $143,000 of its investment in Integrated. At September 30, 1996, Investments in Affiliates includes Andal's investment in Integrated of $250,000 ($393,000 at September 30, 1995).

     During 1994, the Company disposed of 129,500 shares of Integrated in various transactions for $161,000 in cash and recorded a net gain of $14,000. In an additional transaction in August 1994, the Company sold 2,000,000 shares of Integrated for $1,500,000 in cash and recorded a loss of $780,000. All proceeds were used to repay debt.

8.   ACCOUNTS RECEIVABLE

     Receivables consist of the following:
                                                     September 30,
                                                 1996                 1995
          Accounts receivable              $5,347,000           $5,096,000
          Allowance for doubtful accounts     (95,000)             (98,000)
                                           -----------          -----------
                                           $5,252,000           $4,998,000

9.   INVENTORIES

     Inventories consist of the following:

                                                     September 30,
                                                1996                  1995
          Raw materials and supplies      $1,126,000           $   820,000
          Work in progress                   427,000               253,000
                                          ----------           -----------
                                          $1,553,000            $1,073,000

10.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      September 30,
                                                   1996                1995
          Building and leasehold
             improvements                  $  2,668,000        $  2,521,000
          Furniture and equipment            27,299,000          24,098,000
                                           -------------       -------------
                                             29,967,000          26,619,000
          Less accumulated
             depreciation and amortization  (17,689,000)        (15,830,000)
                                           -------------       -------------
                                           $ 12,278,000        $ 10,789,000

     Substantially all property and equipment at September 30, 1996 is pledged as collateral pursuant to loan agreements.

     In addition to property owned, the Company leases various operating facilities and equipment. Rent expense under operating leases was $1,513,000, $1,321,000, and $1,305,000, for the years ended September 30, 1996, 1995, and
1994, respectively.

     The aggregate minimum rental commitments under operating leases as of September 30, 1996 for each of the fiscal years ended September 30 are as follows: 1997, $1,385,000; 1998, $1,246,000; 1999, $949,000; 2000, $645,000;
2001, $369,000 and $715,000 thereafter.

11.  401K PLANS

     The Company maintains several defined contribution 401K savings plans for the benefit of its employees. Annual contributions to the plans are at the discretion of management. Aggregate expense related to all plans amounted to $328,000 in 1996, $294,000 in 1995, and $225,000 in 1994.

12.  CREDIT FACILITIES AND LONG TERM DEBT

     Long term debt consists of the following:

                                                  September 30,
                                              1996              1995
     First Union National Bank
       U. S. -Term loan                $ 7,000,000       $ 5,214,000
       Revolving credit facility         1,000,000         1,500,000
       U. K. - Term loan                 2,009,000         2,370,000
     Other                                       0             8,000
                                       ------------      ------------
                                        10,009,000         9,092,000
     Less current portion               (1,338,000)       (1,206,000)
                                       ------------      ------------
                                      $  8,671,000       $ 7,886,000

     On August 27, 1996, Multi-Arc Inc. completed a refinancing of its indebtedness to First Union National Bank and obtained a $7 million Term Loan, a $1.5 million Equipment Term Line of Credit, and a $5 million Revolving Credit Facility.

     The Term Loan agreement requires repayment of principal in equal monthly installments over 84 months. Interest, calculated at a floating rate of LIBOR (5.40% at August 31, 1996) plus 1.35% per annum accrues and is also payable monthly. The Term Loan agreement also requires that Multi-Arc hedge its floating interest expense for the full term of the loan by utilizing interest rate swap agreements. Accordingly, Multi-Arc has entered into such agreements resulting in a fixed rate of approximately 8.15% per annum for the life of the loan.

     The Equipment Term Line of Credit permits Multi-Arc to borrow up to $1.5 million to purchase new or used equipment (not to exceed 80% of the purchase price of new equipment and 50% of the purchase price of used equipment). Borrowings under this Term Line of Credit require monthly repayment of principal in equal installments over 60 months. Interest accrues and is payable under the same terms and conditions as the Term Loan discussed above. As of September 30, 1996, Multi-Arc had not made any borrowings under this credit line.

     The Revolving Credit Facility, which expires on September 1, 1999, allows Multi-Arc to borrow up to $5 million for working capital purposes. Borrowings under this facility are limited based on specified percentages of eligible receivables and inventories and bear interest at .25% per annum below the prime rate. As of September 30, 1996, Multi-Arc had borrowed $1 million under this facility and had an additional $2,100,000 available based on eligible receivables and inventories at that date.

     In September 1995, the Company refinanced the debt of its subsidiary, Multi-Arc (UK) Ltd., with First Union National Bank. The new credit facilities consist of a five-year term loan in the principal amount of 1,500,000 pounds sterling repayable in quarterly installments of 54,000 pounds sterling commencing in December 1995 and a final installment of 474,000 pounds sterling due in September 2000. Proceeds of the term loan were used to repay outstanding indebtedness and to advance an inter-corporate loan to Multi-Arc Inc., and for acquisition of new equipment. In addition to the term loan, First Union has extended a 250,000 pounds sterling overdraft facility for working capital purposes. At September 30, 1996, no borrowings had been made under this facility.

     See Note 5 for a discussion of certain guarantees of investee indebtedness by Multi-Arc (UK) Ltd.

     Andal remains obligated to Chemical Bank in the amount of $829,000 under an outstanding letter of credit issued by Chemical Bank in connection with an appeal bond. Because of Andal's inability to fund the liability represented by the letter of credit, Messrs. Andrew J. Frankel, Paul A. Milstein, and Alan
N. Cohen each have personally guaranteed one-third of the letter of credit liability, for which Andal has agreed to pay to them an aggregate annual guarantee fee equal to 2% of the letters of credit outstanding until September 29, 1998, at which time Andal will use its best efforts to replace the letters of credit with other security (see Note 3).

     Substantially all of the Company's and Multi-Arc's assets serve as collateral for the various term loans and lines of credit with First Union National Bank. The various loan agreements require Multi-Arc to maintain compliance with certain financial ratios and other covenants. As of September 30, 1996, Multi-Arc was in compliance with all such covenants or has obtained waivers of all such covenants for which it was not in compliance.

     The aggregate annual maturities of long term debt during the next five fiscal years are: 1997, $1,338,000; 1998, $1,338,000; 1999, $2,338,000; 2000,
$1,995,000; and 2001, $1,000,000. Interest paid during the fiscal years ended September 30, 1996, 1995, and 1994 amounted to $1,375,000, $1,631,000, and
$1,650,000,  respectively.

13.  DEBT DUE SHAREHOLDERS

     Debt due shareholders consists of:

                                             September 30,
                                            1996                1995

     UBC Lenders                        $      0         $ 5,571,000
     Fleet Assignees                      96,000           2,043,000
                                        ---------        ------------
                                          96,000           7,614,000
     Less current portion                (96,000)         (1,250,000)
                                        ---------        ------------
                                        $      0         $ 6,364,000

     See Note 2 for a discussion of the transaction which gave rise to the cancellation of the UBC Lender debt in 1996.

     On August 31, 1996, Andal Corp. retired $1,404,000 of indebtedness owing to Frankhill Associates, Alan N. Cohen, and Paul Milstein in exchange for 45,000 shares of the Company's common stock which is reflected as a contribution of capital in the accompanying financial statements. Frankhill Associates and Messrs. Cohen and Milstein had purchased the indebtedness from the Fleet Bank in 1994. Subsequently, Peter D. Flood purchased a portion of such debt from Frankhill Associates and Messrs. Cohen and Milstein. During the year, the Company had repaid $543,000 of the debt in cash. At September 30, 1996, $96,000 of the Fleet Assignee Debt is owing to Mr. Flood. Pursuant to Mr. Flood's employment agreement with the Company, the debt is to be repaid with interest at 8% per annum, as soon as the cash flow of the Company, in the reasonable discretion of the Board of Directors, permits.

14.  CONVERTIBLE SUBORDINATED DEBT

     Convertible subordinated debt at September 30, 1996 and 1995 consists of $1,825,000 of Andal's 5 1/2% convertible subordinated debentures due in September 1997 and $1,510,000 of Multi-Arc's 6% convertible subordinated debentures due in 2004 (see Note 4).

     Andal's 5 1/2% convertible subordinated debentures are (i) at Andal's election, redeemable (with accrued interest) at 100% of the principal amount; and (ii) convertible into one common share for each $450.00 of principal amount, subject to usual anti-dilution provisions, or a total of 4,056 common shares at September 30, 1996. All sinking fund requirements have been met.

     The Multi-Arc debentures are convertible into one share of common stock of Multi-Arc Inc. for each $266.67 of principal at any time after September 30, 1996.

15.  CAPITAL SHARES

     At September 30, 1996, common shares reserved for future issuance were as follows:

          Issuable under stock option plans                    15,000
          Issuable upon conversion of convertible
               subordinated debentures                          4,056

     Messrs. Frankel and Cohen retired on August 31, 1996 pursuant to an agreement which provided for the issuance of 32,500 common shares of the Company to each of them (see Note 3).

     See Note 13 for a discussion of the 45,000 shares of common stock of the Company issued in cancellation of the Fleet Assignee debt.

     On August 31, 1996, the Company issued 7,500 common shares to Peter D. Flood, pursuant to his Employment Agreement and recorded an expense of $17,000.

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

     No options were converted or exercised under this plan in 1996, 1995, and 1994.

     At September 30, 1996, there were 6,125 shares (6,050 at September 30,
1995) reserved for future grant of options. At September 30, 1995 and 1994, none of the outstanding options were exercisable. A summary of stock option transactions follows:

                                1987 Stock Option Plan

                                                          Average Price per
                                  Number of Shares              Share

     Options outstanding at
        September 30, 1992            11,630                   $ 41.80
        Cancelled during 1993         (2,700)                  $143.52
     Options outstanding at
        September 30, 1993             8,930                   $ 11.15
        Canceled during 1994            (100)                  $112.50
     Options outstanding at
        September 30, 1994             8,830                   $ 10.00
        Canceled during 1995          (8,830)                  $ 10.00
        Granted during 1995            8,950                   $  2.25
     Options outstanding at
        September 30, 1995             8,950                   $  2.25
        Cancelled during 1996            (75)                  $  2.25
     Options outstanding at
        September 30, 1996             8,875                   $  2.25

     In December, 1994, Multi-Arc adopted the Multi-Arc Inc. 1994 Incentive and Non-Statutory Stock Option Plan (the "Multi-Arc Plan") under which options covering up to 5,000 shares of Multi-Arc common stock may be granted to employees. Under the Plan, the purchase price per share for stock options granted must equal or exceed the market value of Multi-Arc's stock at time of grant. Options may be exercised at the rate of 20% per annum. The options expire ten years after date of grant.

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

     At September 30, 1996, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $30.3 million which expire in varying amounts through 2010. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $1.8 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

                                                     1996              1995
     Deferred Tax Assets:
     Accruals and Reserves                    $ 1,285,000       $ 3,074,000
     Installment Note                                   0           258,000
     Deferred Gain on Sale of Subsidiary Stock    229,000           181,000
     Future Tax Benefit of NOL Carryforwards   12,739,000        13,329,000
     Future Tax Benefit of Credit Carryforwards   822,000           564,000
                                              ------------      ------------
     Gross Deferred Tax Assets                 15,075,000        17,406,000
     Deferred Tax Liabilities:
     Fixed Assets and Intangibles               1,345,000         1,053,000
     Foreign Income                                76,000           498,000
     Investment in Foreign Joint Ventures          97,000           124,000
                                              ------------      ------------
     Deferred Tax Liabilities                   1,518,000         1,675,000
     Net Deferred Tax Assets                   13,557,000        15,731,000
     Valuation Allowance                      (11,157,000)      (15,731,000)
                                              ------------      ------------
     Net Deferred Taxes                     $   2,400,000       $         0

     The Company has provided a valuation allowance because it is more likely than not that a substantial portion of the net deferred tax assets will not be realized.

     The reconciliation of income taxes computed at the U. S. statutory rate to income tax (expense) benefit for the year ended September 30, 1996, 1995, and 1994 is:

                                              1996        1995          1994

     Tax (expense) benefit at U. S.
          statutory rate               $(2,532,000)  $(317,000)    $ 387,000
     State taxes, net of federal benefit  (320,000)    (46,000)            0
     Utilization of federal and state
          net operating losses             353,000     300,000      (551,000)
     Foreign earnings                      164,000      16,000       145,000
     Other items                             3,000      (7,000)        2,000
     Reduction in valuation allowance    4,574,000           0             0
                                       ------------  ----------    ----------
     Income tax (expense) benefit      $ 2,242,000  $  (54,000)   $  (17,000)

18.  LITIGATION

     The Company is aware of various lawsuits, claims, and administrative proceedings which are pending involving it or its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial condition.


19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly results of operations for the fiscal years ended September 30, 1996 and 1995 are summarized in the following table:

                                First      Second       Third     Fourth
                              Quarter     Quarter     Quarter     Quarter
                                   (Thousands of Dollars,
                                   except per Share Amounts)

1996
Operating revenues             $7,569      $7,701      $7,952      $8,393
Income (loss) from operations     503         615         671        (154)
Income (loss) from
   continuing operations           42         154         164       7,791
Net income (loss)                  42         392         164       7,787
Income (loss) per common share:
    Income (loss) from
        continuing operations     .13         .47         .50       22.90
     Net income (loss)            .13        1.19         .50       22.87

1995
Operating revenues             $6,507      $8,404      $7,753      $7,719
Income (loss) from operations     277       1,069         542         526
Income (loss) from
   continuing operations          (81)        595         241         124
Net income (loss)                (192)        696       1,273         109
Income (loss) per common share:
   Income (loss) from
     continuing operations       (.24)       1.80         .73         .38
     Net income (loss)           (.58)       2.11        3.86         .33

     In the fourth quarter of 1996, the Company recorded a $6 million gain on the sale of the 61st Street property (see Note 2); a charge of $441,000 in connection with the Retirement Agreement with Messrs. Frankel and Cohen (see
Note 3); a write down of $143,000 of its investment in Integrated (see Note
7); and a deferred tax benefit of $2.4 million (see Note 17).

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

     The following table sets forth information on the effects of foreign operations (principally in the United Kingdom) as of and for the years ended September 30, 1996, 1995, and 1994:

                                           September 30,
                                     1996      1995      1994
                                      (Thousands of Dollars)
Revenues                           $6,086    $5,255    $4,268
Operating profits                   1,801     1,363       869
Identifiable assets                 6,326     6,463     5,352
Capital expenditures                  755     1,411       340
Depreciation and amortization         467       547       622

21.  SUBSEQUENT EVENT (UNAUDITED)

     The Company is presently in discussion with a much larger company for the sale of the Company's principal operating subsidiary, Multi-Arc Inc. No agreement has been reached on either price or structure of any transaction. Important factors which could interfere with the completion of this transaction are the ability of the parties to reach an agreement as to price and structure or other details of the transaction and satisfactory completion of the purchaser's due diligence concerning Multi-Arc's business affairs. There can be no assurance that these discussions will result in any transaction.

                          ANDAL CORP.
                    CONDENSED BALANCE SHEET
                (PARENT COMPANY ONLY--IN $000's)

                             ASSETS

                                                     September 30
                                               1996                 1995
Current assets:
  Cash                                     $     21              $    51
  Accounts and notes receivable                 402                  801
                                           ---------             --------
     Total current assets                       423                  852

Investment in Integrated Resources, Inc.        250                  393
Investment in Multi-Arc Inc.                  6,510                4,401
Deferred income taxes                         2,400                    0
Other assets                                    365                  774
                                           ---------             --------
                                           $  9,948              $ 6,420

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt due shareholders $     96              $ 1,250
  Accounts payable                              126                   88
  Accrued expenses                            3,795                2,848
  Due to Multi-Arc Inc.                         460                    0
                                           ---------             --------
     Total current liabilities                 4,477               4,186

Debt due shareholders                              0               6,364
Deferred income                                  616                 968
Shareholders' equity (deficit):
  Common shares, par value $20 per share,
     1,500,000 authorized, 370,496 issues      8,947               7,410
  Paid-in-capital                             25,995              31,625
  Deficit                                    (30,087)            (38,472)
  Less 40,637 common shares
     held in treasury in 1995, at cost             0              (5,661)
                                             --------           ---------
          Total shareholders' equity           4,855              (5,098)
                                             --------           ---------
                                             $ 9,948            $  6,420

                          ANDAL CORP.
               CONDENSED STATEMENT OF OPERATIONS
                (PARENT COMPANY ONLY--IN $000's)


                                             Year Ended September 30
                                              1996     1995     1994

Operating costs and expenses:
  General and administrative expense        $1,953   $1,333  $ 1,768
Other income (expense):
  Equity in earnings of Multi-Arc Inc.       1,704    3,192    2,654
  Gain on sale of 61st Street property       6,009        0        0
  Gain on sale of minority interest in
     Multi-Arc Inc.                              0      348        0
  Interest expense                            (747)    (833)    (835)
  Investment and other income                  150       37     (756)
                                            -------  -------  -------
Income (loss) from continuing operations
  before income taxes                        5,163    1,411     (705)
Provision for income taxes                   2,988     (532)     (66)
                                            -------  -------  -------
Income (loss) from continuing operations     8,151      879     (771)
Income (loss) from discontinued operations     234    1,007     (350)
                                            -------  -------  -------
Net income (loss)                           $8,385   $1,886   $(1,121)

                          ANDAL CORP.
               CONDENSED STATEMENT OF CASH FLOWS
                (PARENT COMPANY ONLY--IN $000's)


                                             Year Ended September 30
                                             1996      1995      1994

Net cash (used) by operating activities   $(1,030)  $(1,910)  $(2,346)
Cash flows from financing activities:
  Repayments of intercompany debt               0         0     7,504
  Proceeds from long term debt                  0      (857)        0
  Reductions of long term debt               (543)     (500)   (7,096)
  Capital distributions from Multi-Arc Inc.     0       957     1,000
  Proceeds from sale of debentures and
     common stock of Multi-Arc Inc.             0     1,714         0
  Deferred financing costs                    (97)     (126)        0
                                          --------  --------  --------
Net cash provided (used) by
  financing activities                       (640)    1,188     1,408

Cash flows from investing activities:
  Net proceeds from sale of
     61st Street property                     529         0         0
  Reduction of investment in affiliate          0         0     1,661
  Advance from Multi-Arc Inc.                 643         0         0
  Other, net                                  468       238      (250)
                                          --------  --------  --------
Net cash provided from investing activities 1,640       238     1,411
                                          --------  --------  --------
Increase (decrease) in cash                   (30)     (484)      473
Cash at beginning of year                      51       535        62
                                          --------  --------  --------
Cash at end of year                       $    21   $    51   $   535

                          ANDAL CORP.

Notes to Condensed Financial Statements

1.   Basis of Preparation

     In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549




                            EXHIBITS

                               to

                    ANNUAL REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED

                         SEPTEMBER 30, 1996


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

10(d) Subordination Agreement dated September 30, 1994 of Multi-Arc Inc. as debtor and Andal Corp. as subordinated lender in favor of First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(e) Security Agreement dated September 30, 1994 by and between First Fidelity Bank, N.A. and Vagle Technology, Inc., Multi-Arc, Inc. (a Minnesota corporation), Multi-Arc Inc., Multi-Arc of Ohio, Inc., and S. C. I. Coatings Limited (incorporated by reference to
          Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(f) Multi-Arc Inc., Andal Corp., and United States Trust Company of New York, Trustee. Second Supplemental Indenture dated as of September 30, 1994 5 1/2% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(g) Pledge and Security Agreement dated September 30, 1994 by and among Andal Corp. and First Fidelity Bank, N.A. (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).

10(h) Form of Multi-Arc Inc. 6% Convertible Subordinated Debenture due December 15, 2004 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(i) Form of Multi-Arc Inc. Stockholders Agreement dated June 15, 1995 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(j) 1994 Multi-Arc Inc. Stock Option Plan (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(k) Loan Agreement dated September 21, 1995 between First Fidelity Bank N. A. and Multi-Arc (UK) Ltd. (incorporated by reference to
          Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(l) Overdraft Facility Agreement between First Fidelity Bank N. A. and Multi-Arc (UK) Ltd. dated September 21, 1995 (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(m) 61st Street Option Exercise (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

10(n) Contract of Sale of 61st Street Property dated July 10, 1996 (incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

10(o) Retirement Agreement between Andal Corp. and Andrew J. Frankel and Alan N. Cohen dated August 31, 1996 (incorporated by reference to
          Exhibit 10(a) to the Company's Current Report on Form 8-K dated August 30, 1996).

10(p) Employment Agreement between Andal Corp. and Peter D. Flood dated as of August 31, 1996 (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated August 30,
          1996).

10(q) Consolidated, Modified, and Restated Loan and Security Agreement, dated August 27, 1996 by and between First Union National Bank and Multi-Arc Inc., a Delaware Corporation; Multi-Arc, Inc., a Minnesota Corporation; Vagle Technology, Inc., a Michigan Corporation; Multi-Arc of Ohio, Inc., an Ohio Corporation; Scientific Coatings of Illinois, Inc., a Michigan Corporation; Scientific Coatings, Inc., a Michigan Corporation; and SCI Coatings Southwest, Inc., a Texas Corporation.

10(r) Employment Agreement between Andal Corp. and Walter N. Kreil, Jr. dated as of August 31, 1996.

22        Significant Subsidiaries of the Company

24(a)     Consent of Kelly, Graham, Myska & Partners.

24(b)     Consent of KPMG Peat Marwick.

27        Financial Data Schedule

EXHIBIT 10(q)

                              CONSOLIDATED, MODIFIED and RESTATED
                              LOAN AND SECURITY AGREEMENT, dated
                              August 27, 1996 by and between FIRST UNION
                              NATIONAL BANK, a national banking association organized under Acts of Congress, (hereinafter called "Bank"), and MULTI-ARC INC., a Delaware Corporation ("MAI"), MULTI-ARC, INC., a Minnesota Corporation ("MAI-Minn"), VAGLE TECHNOLOGY, INC., a Michigan Corporation ("Vagle"), MULTI-ARC OF OHIO, INC., an Ohio Corporation ("MAI-Ohio"), SCIENTIFIC
                              COATINGS OF ILLINOIS, INC., a Michigan
                              Corporation ("SCI-Mich"), SCIENTIFIC
                              COATINGS, INC., a Michigan Corporation
                              ("SCI"), and SCI COATINGS SOUTHWEST,
                              INC., a Texas Corporation ("SCI-Texas") (MAI, MAI-Minn, Vagle, MAI-Ohio, SCI-Mich, SCI and SCI-Texas hereinafter individually and collectively called "Borrower").

                            RECITALS

     A. Bank (formerly known as First Fidelity Bank, National Association), and SCI-Mich, SCI, and SCI-Texas (the "Original Borrowers") entered into a Loan and Security Agreement dated September 30, 1994 as modified (the "1994 Loan Agreement") which sets forth the terms and conditions of a Six Milhon Dollar Term Loan and a Four Million Dollar revolving credit facility by Bank to said entities.

     B. MAI, Vagle, MAI-Minn and MAI-Ohio executed and delivered to Bank a Guaranty and Suretyship Agreement dated September 24, 1994, pursuant to which said entities guaranteed all the existing and future liabilities of the Original Borrowers to Bank.

     C. To secure, inter alia, said Guaranty and Suretyship Agreement, MAI, Vagle, MAI-Minn and MAI-Ohio entered into a Security Agreement with Bank dated September 30, 1994 (the "1994 Security Agreement") pursuant to which, inter alia, said entities granted to Bank liens on certain of their assets.

     D. Multi-Arc Inc. a corporation organized under the laws of the Province of Ontario, (MAI "Canada") (formerly known as S.C.I. Coatings Limited) was also a party to said 1994 Security Agreement, pursuant to which it also, inter alia, granted to Bank a lien on certain of its assets to secure, inter alia, its guaranty of the liabilities of Vagle to Bank.

     E. The Original Borrowers and each of MAI, Vagle, MAI-Minn and MAI-Ohio have applied to Bank for credit facilities which would replace the credit facilities under the 1994 Loan Agreement and under which each would be a co-borrower and which would consist of (i) a term loan of up to Seven Million Dollars, which would refinance the outstanding balance of the term loan and the revolving credit facility under the 1994 Loan Agreements, and (ii) a revolving credit-term loan facility of up to One Million Five Hundred Thousand DoIlars to finance the acquisition of items of equipment, and (iii) a revolving credit facility of up to Five Million Dollars to finance accounts receivable and inventory purchases.

     F. Borrower and Bank have agreed to consolidate the 1994 Security Agreement with the 1994 Loan Agreement as to the original Borrowers and MAI, Vagle, MAI-Minn and MAI-Ohio (but to have the Security Agreement remain in effect as to MAI Canada), and to modify and restate as so modified the consolidated agreement so as to set forth the terms and conditions of the new credit facilities.

    NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the parties hereto adopt the foregoing recitals and agree as follows:

                               I

                          DEFINITIONS

     1.1 "ACCOUNT" or "ACCOUNTS RECEIVABLE" means, in addition to the definition of account as contained in the Uniform Commercial Code, the right of the Borrower or a Qualified Obligor to receive payment for goods sold or leased or for services rendered which are not evidenced by an instrument or chattel paper, whether or not it has been earned by performance.

     1.2 "ACCOUNT DEBTOR" means, in addition to the definition of account debtor as contained in the Uniform Commercial Code, the Person or Persons obligated to Borrower or a Qualified Obligor on an Account, or who is represented by the Borrower or a Qualified Obligor to be so obligated.

     1.3  "ADVANCES" means all loans by Bank to Borrower under this Agreement.

     1.4 "AFFILIATE" means any Person which, directly or indirectly, owns or controls, on an aggregate basis, including all beneficial ownership and ownership or control as a trustee, guardian or other fiduciary, at least five (5%) percent of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) of Borrower or any Obligor or any Subsidiary, or is controlled by or is under common control with Borrower or any such Person, or any stockholders of Borrower or any such Person, or any Subsidiary. For the purpose of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies, whether through the ownership of voting securities, by contract or otherwise.

     1.5 "AGREEMENT" means this Consolidated, Modified and Restated Loan and Security Agreement, as may from time to time be supplemented, amended or modified.

     1.6  "BANK" means First Union National Bank, its successors and assigns.

     1.7 "BANK AFF1LIATE" means First Union Corporation, its successor and assigns, and any of its direct and indirect Affiliates and Subsidiaries.

     1.8 "BANK LETTERS OF CREDIT" means each and every letter of credit issued from time to time by Bank or any Bank Affiliate on behalf of the Borrower or on behalf of any third party and as to which Borrower has guaranteed the reimbursement obligations of such third party to Bank or Bank Affiliate with respect thereto, including but not limited to each letter of credit issued under paragraph 2.2 hereof.

     1.9 "BORROWER" means the parties identified on the first page hereof as Borrower, it be ing the intent of this Agreement that each shall be considered individually or collectively as Borrower regardless of which receives the proceeds of the loans, advances or financial accommodations hereunder and regardless of which is the source of the Collateral hereunder and that each Borrower shall be jointly and severally liable for all of the Obligations.

     1.10 "BORROWING BASE" means the lesser of (A) Five Million ($5,000,000.00) Dollars, or (B) the sum of (i) the Eligible Loan Value of Eligible Accounts plus (ii) the Eligible Loan Value of Eligible Inventory.

     1.11 "BUSINESS DAY" means a day other than a Saturday or Sunday or other day on which Bank is authorized or required to close under the laws of the State of New Jersey or applicable Federal Law.

     1.12 "CAPITAL EXPENDITURES" means for any period the aggregate of all expenditures (including that portion of Capital Leases which is or should be capitalized, in accordance with GAAP on the consolidated balance sheet of a Person) by such Person during that period for any fixed assets, improvements, or replacements, substitutions or additions thereto that have a useful life of more than one (1) year including, without limitation, the direct or indirect acquisition of such assets by way of increased product charges, offset items or otherwise.

     1.13 "CAPITAL LEASE" as applied to any Person, means any lease of any property (whether real, personal or mixed) by that Person as lessee which would, in conformity with GAAP be required to be accounted for as a capital lease on the balance sheet of that Person.

     1.14 "CASH FLOW" means at any date the EBITDA of a person minus (A) all Capital Expenditures during the twelve (12) months preceding said date to the extent not financed by loans from Bank or a third party or under Capital Leases; (B) All dividends and other distributions of capital during such twelve (12) months and (C) all taxes paid during such preceding twelve (12) months or then due.

     1.15 "CASH FLOW COVERAGE RATIO" means at any date the ratio of (A) Cash Flow divided by (B) the sum of (i) all principal paid and/or scheduled to be paid during the twelve (12) months preceding said date on all long term Indebtedness plus (ii) all interest due during the twelve (12) months preceding said date on all lndebtedness plus (iii) all obligations paid or scheduled to be paid under Capital Leases during the twelve (12) months preceding said date provided, however that for the purpose of this paragraph
1.15 to the extent the Borrower has hedged the floating interest rate payable under any long term lndebtedness by entering into a swap agreement (as defined in 11 U.S.C. Section 1Ol) with Bank or other counterparty satisfactory to Bank, interest on such Indebtedness shall be based on the synthetic fixed rate payable by the fixed rate payor under such swap agreement.

     1.16 "CHATTEL PAPER" means, in addition to the definition of chattel paper as contained in the Uniform Commercial Code, a writing or writings which evidence both a money obligation and a security interest in, or a lease of, specific Goods. When a transaction is evidenced both by such a security agreement or a lease and by an Instrument or series of Instruments, the group of writings taken together constitutes Chattel Paper.

     1.17 "COLLATERAL" means all of those present or future assets, real or personal, of Borrower or other Obligor in which a security interest in or lien on is granted to Bank hereunder or contemplated hereby, or under any other present or future agreement by Borrower in favor of Bank or any Bank Affiliate.

     1.18 "CONTINGENT OBLIGATIONS" shall mean, as to any Person, any obligation of such Person guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (A) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (B) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (C) to purchase property, securities or services primarily for the purpose of assuring the beneficiary of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation,
(D) for the obligations of a partnership in which such Person is a general partner, or (E) otherwise to assure or hold harmless the beneficiary of such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligations shall not include the endorsement of instruments for deposit or collection in the ordinary course of business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by Bank in good faith.

     1.19 "CONVERTED TERM LOAN" means the consolidated and converted term loan under paragraph 2.3(F) hereof.

     1.20 "CURRENT ASSETS" means, at any date, all assets of a Person which, in accordance with GAAP should be classified as current assets of such Person, after deducting all reserves properly deductible in respect of such assets in accordance with GAAP.

     1.21 "CURRENT LIABILITIES" means, at any date, all indebtedness of a Person which, in accordance with GAAP should be classified as current liabilities of such Person, provided, however, that all Indebtedness with respect to the revolving credit facility under paragraph 2.2 hereof and all Indebtedness owing under any Subordinated Debt which is not then due and/or past due shall not be considered current liabilities even if same should at any point in time be classified as current liabilities under GAAP.

     1.22 "CURRENT RATIO" means, at any date, Current Assets divided by Current Liabilities.

     1.23 "DEFAULT" means an event of the nature specified in Article VII hereof and which, with the giving of notice or passage of time, or both, would become an Event of Default.

     1.24 "DOCUMENT(S)" shall have the meaning set forth in the Uniform Commercial Code for such term.

     1.25 "DUMPING" means the releasing, spilling, emptying, pouring, emitting, dumping or other discharge of any substance into the envirorunent.

     1.26 "EBITDA" means at any date the sum of (A) Net lncome, (i) excluding any extraordinary and nonoperating income, of a Person for the preceding twelve (12) months and (ii) any extraordinary and nonoperating losses during such twelve (12) months but only in an amount up to any cash extraordinary and nonoperating income during such twelve (12) months plus (B) any interest, income taxes, depreciation, and amortization for such twelve (12) months to the extent they were deducted from gross income to calculate Net Income provided however, that for the purpose of this paragraph 1.26, to the extent the Borrower has hedged the floating interest rate payable under any long term Indebtedness by entering into a swap agreement (as defined in 11 U.S.C.
Section 101) with Bank or other counterparty satisfactory to Bank, interest on such Indebtedness shall be based on the synthetic fixed rate payable by the fixed rate payor under such swap agreement.

     1.27 "ELIGIBLE ACCOUNT" means an Account which has been due for less than sixty (60) days from its due date provided such due date is not greater than thirty (30) days from the date of issuance of the invoice, and is, in all \ other respects, acceptable to Bank, but specifically, without limitation, excluding any Ineligible Account.

     1.28 "ELIGIBLE INVENTORY" means the raw material and finished goods of Borrower that are non-obsolete and saleable in the ordinary course of Borrower's business, and which are, in all other respects, acceptable to Bank.

     1.29 "ELIGIBLE LOAN VALUE OF ELIGIBLE ACCOUNTS" means up to eighty (80%) percent of the face amount of Eligible Accounts, less returns and discounts, offsets, contra balances, credits or allowances of any nature, at any time issued, owing, granted or outstanding.

     1.30 "ELIGIBLE LOAN VALUE OF ELIGIBLE INVENTORY" means up to thirty (30%) percent of the lesser of (A) the cost or (B) the wholesale market value, calculated on a first in, first out basis, of Eligible Inventory.

     1.31 "ENVIRONMENTAL LAWS" means (A) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9601 et seq. ("CERCLA"), as amended by the Superfund Amendment and Reauthorization Act of 1986; (B) the Resource Conservation and Recovery Act of 1976, as amended (42 U.S.C. 6901 et seq.); (C) the Spill Compensation and Control Act (N.J.S.A. 58:10-23.11 et seq.), (D) the Industrial Site Recovery Act (N.J.S.A. 13:IK-6 et seq.); (E) the Underground Storage Tanks Act (N.J.S.A. 58:IOA-21 et seq and (F) any and all laws, regulations and executive orders, federal, state and local, pertaining to environmental matters, as same may be amended or supplemented from time to time.

     1.32 "EQUIPMENT" means, in addition to the definition of equipment contained in the Uniform Commercial Code, machinery and equipment of every kind, nature and description, as well as trucks, vehicles of every nature and description, including but not limited to trailers and the like, handling and delivery equipment, cranes and hoisting equipment, fixtures, office machines and furniture, whether affixed to realty or not.

     1.33 "EQUIPMENT LINE" means the revolving credit facility to finance the acquisition of Equipment under paragraph 2.3(A) hereof.

     1.34 "EQUIPMENT LINE CONVERSION DATE" means that date on which the loans under paragraph 2.3 of this Agreement are, in accordance with paragraph 2.3(F), consolidated and converted into a term loan.

     1.35 "EQUIPMENT LINE CONVERSION EXPIRATION DATE" means the earlier of (a) September 1, 1997 or such later date as the Bank may agree to in writing in its sole discretion, or (b) first day of the first month following the date Bank has advanced the entire $1,500,000 of loans contemplated in paragraph 2.3(A) hereof.

     1.36 "ERISA" means the Employee Retirement Income Security Act of 1974 as amended from time to time.

     1.37 "EVENT OF DEFAULT" means an event of the nature specified in Article VII hereof

     1.38 "EXISTING SUBORDINATED DEBT" means (i) the Indebtedness of MAI under the 5-1/2% Convertible Subordinated Debentures assumed by MAI and issued under that certain Indenture dated as of September 15, 1982 between National Kinney Corp. (now known as Andal Corp.) and Manufacturers Hanover Trust Company, as original Trustee, as supplemented by a First Supplemental Indenture dated as of January 12, 1982 between National Kinney Corp. and United States Trust Company of New York, as trustee, and by a Second Supplemental Indenture dated as of September 30, 1994 between Andal Corp., Multi-Arc Inc. and United
States Trust Company of New York (the "Indenture"); and (ii) those certain 6% Convertible Subordinated Debentures due December 15, 2004 issued by MAI and identified on schedule 1.38 annexed hereto (the "Debentures").

     1.39 "EXPIRATION DATE" means the expiration date of the revolving credit facility provided for and as set forth in paragraph 2.2 hereof or the date of termination of said revolving credit facility pursuant to the terms hereof.

     1.40 "FINANCIAL UNDERTAKING" of a Person means (i) any repurcbase obigation or liability of such Person or any of its Subsidiaries with respect to Accounts or notes receivable sold by such Person or any of its Subsidiaries,
(ii) any sale and leaseback transaction which does not create a liability on the consolidated balance sheet of such Person and its Subsidiaries, if any,
(iii) any other transaction which is the functional equivalent of or takes the place of borrowing but which does not constitute a liability on the consolidated balance sheet of such Person and its Subsidiaries, or (iv) any obligation under any "swap agreement" (as defined in 11 U.S.C. SectionlOl).

     1.41 "GAAP" means generally accepted accounting principles in effect from time to time in the United States of America.

     1.42 "GENERAL lNTANGIBLES" shall mean all rights of Borrower as defined in the Uniform Cormmercial Code including, hut not limited to, all rights to property, choses in action and other rights of Borrower not otherwise specifically included elsewhere in this Agreement, further including but not limited to all present and future trademarks, trade names, service marks, copyrights and patents, tax refunds and all rights under license agreements for the use of same, and all rights of Borrower under any and all leases of property, both real and personal.

     1.43 "GOODS" means, in addition to the definition of goods as contained in the Uniform Commercial Code, all articles of tangible personal property, sold, supplied, leased or otherwise disposed of, represented by an Account.

     1.44 "GOVERNMENTAL BODY" means any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to government or any court or arbitrator.

     1.45 "GUARANTOR(S)" means Multi-Arc Management Corp., Multi-Arc Inc. (a corporation organized under the laws of the province of Ontario), Multi-Arc (U.K.) Limited and any future Subsidiary of any Borrower or any Guarantor.

     1.46 "INDEBTEDNESS" means, as to any Person, at a particular time, all items which, in accordance with GAAP, would be classified as liabilities on a balance sheet of such Person as at such time and which constitute, without duplication, (A) Indebtedness for borrowed money or the deferred purchase price of Property (other than credit extended to such Person for the purchase of goods in the ordinary course of business to the extent the same would otherwise constitute Indebtedness), (B) indebtedness evidenced by notes, bonds, debentures or similar instruments, (C) obligations under leases which, in accordance with GAAP, are required to be capitalized on a balance sheet,
(D) obligations under conditional sales or other title retention agreements,
(E) indebtedness arising under letter of credit (both documentary and standby) and acceptance facilities and the face amount of all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder to the extent such Person shall not have reimbursed the issuer in respect of the issuer's payment of such drafts, (F) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof and liens for taxes, assessments or similar charges incurred in the ordinary course of business to the extent such liens are Permitted Encumbrances, (G) mandatory obligations of such Person to redeem or purchase Stock or to purchase or repay Indebtedness,
(H) Contingent Obligations of such Person in respect of any of the foregoing, and (I) any Financial Undertaking of a Person.

     1.47 "INELIGIBLE ACCOUNTS" means those Accounts as to which any of the following has occurred:

     (A) a portion of the Goods or services giving rise to the Account are returned, repossessed, lost or damaged;

     (B) the Account Debtor disputes said Account;

     (C) the termination of existence, insolvency, business failure or suspension of business or appointment of a custodian, receiver or trustee of any part of the property of, the making of an assignment for the benefit of creditors of, calling of a meeting of the creditors of, or the commencement of any bankruptcy, liquidation, reorganization or similar proceeding under state or federal law against the Account Debtor;

     (D) more than twenty-five (25%) percent of the aggregate Accounts due from the Account Debtor remains unpaid past the applicable eligibility periods set forth in the definition of Eligible Account;

     (E) the Account is due from an employee, stockholder, Affiliate or Subsidiary of Borrower;

     (F) any of the representations set forth in Paragraph 4.9 are untrue with respect to said Account;

     (G) Borrower has failed with respect to said Account to comply with the requirements of Paragraph 5.12 hereof;

     (H) the Account arises out of a contract with any Governmental Body unless all filings have been made under the Federal Assignment of Claims Act or comparable state or other statute as may be required by the Bank with regard to said Account;

     (I) the Goods giving rise to said Account (i) are subject to any "bill and hold" or similar arrangements, to the extent said Accounts arising from "bill and hold" arrangements are in the aggregate, in excess of Three Hundred Thousand Dollars ($300,000.00) or (ii) have been sold on approval or consignment or sale or return basis, or under a repurchase or similar agreement;

     (J) the Account Debtor does not meet credit standards acceptable to Bank;

     (K) except for Accounts of MAI Canada the Account is not payable in United States Dollars or the Account Debtor is located outside the United States except those Accounts which are supported by foreign credit insurance or Letters of Credit satisfactory to and assigned to Bank;

     (L) the Account Debtor is located in Minnesota or other jurisdiction which requires a Notice of Business Activities Report or similar report to be filed by Borrower or a Qualified Obligor, and Borrower or a Qualified Obligor has not filed for the then current year the required report or is not otherwise authorized to transact business in said jurisdiction;

     (M) because of the nature of Borrower's or a Qualified Obligor's ownership of assets or conduct of business, Borrower or a Qualified Obligor is required by applicable law to be authorized to do business in the jurisdiction where the Account Debtor is located and Borrower or a Qualified Obligor is not so authorized;

     (N) the Account is subject to any offset counterclaim or other claim or defense on the part of the Account Debtor;

     (O) the Account is subject to a Lien in favor of any Person other than Bank;

     (P) the Account is not a good and valid Account, representing an undisputed bona fide indebtedness incurred by the Account Debtor therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an absolute sale and delivery, upon the stated terms, of Goods sold and delivered, or services actually rendered, by Borrower or a Qualified Obligor;

     (Q) the Account is otherwise unacceptable to Bank;

     (R) the Account arises out of a contract or purchase order for which a surety bond was issued on behalf of Borrower or a Qualified Obligor;

     (S) a Letter of Credit has been issued to Borrower or a Qualified Obligor to secure payment of such Account unless (i) the issuer of such Letter of Credit is acceptable to Bank, (ii) the original Letter of Credit has been delivered to Bank, and (iii) the Letter of Credit has been transferred to Bank or the bank issuing the Letter of Credit has been notified in writing of the assignment by Borrower or such Qualified Obligor to Bank of the proceeds of the Letter of Credit and to make payment of such proceeds to Bank; or

     (T) a credit insurance policy has been issued in favor of Borrower or a Qualified Obligor covering the Account unless (i) the issuer of such credit insurance policy is acceptable to Bank, and (ii) the Bank is a beneficiary under such policy.

     1.48 "INVENTORY" means, in addition to the definition of inventory as contained in the Uniform Commercial Code, all Goods held by Borrower or a Qualified Obligor for resale or lease or furnished or to be furnished under contracts of service, and shall include raw materials, goods and work in process and finished goods, and all goods returned by or reclaimed from customers.

     1.49 "INSTRUMENT" means, in addition to the definition of instrument as contained in the Uniform Commercial Code, a negotiable instrument or a security, or any other writing which evidences a right to the payment of money and is not itself a security agreement or lease and is of the type which is, in the ordinary course of business, transferred by delivery with any necessary endorsement or assignment.

     1.50 "INTEREST PERIOD" means with respect to each Advance under the Revolver or Equipment Line which is a Libor Loan, the period commencing on the date such Advance commences to he a Libor Loan as elected by the Borrower and ending one month thereafter and thereafter, each period commencing on the last day of the immediately preceding Interest Period and ending one month thereafter, but in no event after the Expiration Date, as to Advances under the Revolver, and in no event after the Equipment Line Conversion Expiration Date as to Advances under the Equipment Line and with respect to the Term Loan under paragraph 2.1 hereof the term "Interest Period" means, initially, the period commencing on the date hereof and ending on the Commencement Date, as defined in paragraph 2.1, and thereafter, each period commencing on the last day of the immediately preceding Interest Period and ending on the first (1st) day of each month thereafter, and with respect to the Converted Term Loan Interest Period means initially the period commencing on the Equipment Line Conversion Date and ending on the first (1st) day of each month thereafter and thereafter each period commencing on the last day of the immediately preceding Interest Period and ending on the first (1st) day of each month thereafter, subject, however, to the following provisions: (i) if any Interest Period would otherwise end on a day which is not a New York business day, that Interest Period shall be extended to the next succeeding New York business day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding New York business day; and (ii) any Interest Period that begins on the last New York business day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last New York business day of a calendar month.

     1.51 "INVESTMENT OBLIGATIONS" means any of the following: (A) Obligations of or guaranteed by the United States of America; (B) Obligations issued or guaranteed by any instrumentality or agency of the United States of America, whether now existing or hereafter organized; (C) Obligations issued or guaranteed by any state of the United States or the District of Columbia;
(D) Repurchase agreements fully secured by obligations of a kind specified in
(A), (B) or (C) above; (F) Interest-bearing accounts, certificates of deposit, bankers acceptances or commercial paper of Bank or any Bank Affiliate and investments in the Evergreen Funds; (F) Certificates of deposit of United States banks having a ratio of Tier 1 capital of not less than six percent (6%) and then in an amount not exceeding 10% of the issuing bank's unimpaired capital and surplus. "Tier I capital" shall be defined from time to time pursuant to regulations published by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

     1.52 "LETTER OF CREDIT" means a letter of credit issued in favor of Borrower to secure payment of the sale of goods or of any Account or other obligation due or to become due to Borrower.

     1.53 "LIBOR" means, with respect to each day during each Interest Period, the rate (rounded to the next higher 1/100 of 1%) for U.S. dollar deposits of a one month maturity as reported on Telerate page 3750 as of 11:00 a.m., London time, on the second London business day before the relevant Interest Period begins (or if not so reported, then as determined by the Bank from another recognized source or interbank quotation), adjusted for reserves by dividing that rate by 1.00 minus the Libor Reserve. Notwithstanding the foregoing, if the Borrower has hedged the Libor based rate by entering into an interest rate swap agreement with Bank, Libor shall be rounded five decimal places in accordance with the 1991 ISDA Definitions published by the International Swaps and Deriviates Association, Inc.

     1.54 "LIBOR LOAN" means each Advance on which interest thereon is in accordance with the terms of this Agreement, based on Libor.

     1.55 "LIBOR MARGIN" means for each Interest Period applicable to Libor Loans, a rate per annum equal to (A) one and thirty-five one hundredths of one percent (1.35%) with respect to the Term Loan and the Converted Term Loan and
(B) one and sixty one hundredths of one percent (1.60%) with respect to Advances under the Equipment Line and (C) one and ten one hundredths of one percent (1.10%) with respect to Advances under the Revolver.

     1.56 "LIBOR RESERVE" means tile maximum percentage reserve requirement (rounded to the next higher 1/100 of 1% and expressed as a decimal) in effect for any day during the Interest Period under the Federal Reserve Board's Regulation D for Eurocurrency liabilities as defined therein.

     1.57 "LIEN" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement, or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any coilditional sale or other title retention agreement, any financing lease having substantially the same economic cffect as any of the foregoing) and the filing of any financing statement under the Uniform Commercial Code (or comparable law) of any jurisdiction to evidence any of the foregoing.

     1.58 "LOAN DOCUMENTS" means this Agreement, the 1994 Loan Agreement, all notes, mortgages or other documents executed and delivered by Borrower or any Obligor hereunder and thereunder, and any amendments, renewals, modifications or supplements thereto, or substitutions therefor from time to time.

    1.59 "LONDON BUSINESS DAY" means a day on which commercial banks are open for dealings in U.S. Dollar deposits in the London (England, U.K.) interbank market.

    1.60 "MAI NOTE" means that certain promissory note in the principal sum of $6,000,000.00 by MAI to Vagle dated September 30, 1994, and all amendments, modifications and extensions thereof and renewals and substitutions thereof.

     1.61 "MANAGEMENT NOTE" means those certain promissory notes to the order of MAI identified on schedule 1.61 annexed hereto.

     1.62 "MATERIAL ADVERSE CHANGE" means, as to a Person, a material adverse change in the financial condition, operations, business, prospects or property of such Person.

    1.63 "MATERIAL ADVERSE EFFECT" means, as to a Person, a material adverse effect on the financial condition, operations, business, prospects or property of such Person.

     1.64 "NATURAL RESOURCES" means each and all of the atmosphere, alr, waters, earth, land, minerals, flora, fauna, fish, shellfish, wildlife, biota and/or other natural resources.

     1.65 "NET INCOME" means the net after tax income of a Person determined in accordance wiLil GAAP.

     1.66 "OBLIGATION" or "OBLIGATIONS" means any and all loans, advances, Bank Letters of Credit, Bankers Acceptances and other financial accommodations made by Bank or any Bank Affiliate prior to, on and after the date of this Agreement to, or on the account of Borrower, and any and all interest, fees, late fees, attorney's fees and costs, commissions, obligations, liabilities, indebtedness, charges and expenses, direct or indirect, primary, secondary, contingent, joint or several which are due or to become due or that may hereafter be contracted or acquired of Borrower to Bank or any Bank Affiliate, no matter how or when arising and whether under any present or future Loan Agreement or other agreement or instrument between Borrower and Bank or any Bank Affiliate, including "swap agreements" (as detined in 11 U.S.C. Section
101) or otherwise, and the amount due or to become due upon any notes, reimbursement agreement or other obligations given to, or received by, Bank or any Bank Affiliate or on account of any of the foregoing and the performance and fulfillment by Borrower and each Obligor of all the terms, conditions, promises, covenants and provisions contained in the Loan Documents, or in any future agreement or instrument between Borrower or any Obligor and Bank or any Bank Affiliate including without limitation the obligations of Guarantors to Bank.

     1.67 "OBLIGOR" means the Borrower hereunder, all sureties and guarantors and, if any debt due to Bank hereunder is evidenced by a note or other instrument, the makers and endorsers thereof.

     1.68 "PAYMENT DATE" means (A) with respect to Prime Rate Loans the first day of each month, and (B) with respect to Libor Loans the last day of the Interest Period.

     1.69 "PERMITTED ENCUMBRANCES" means (A) Liens for taxes, assessments or governmental charges or levies on property of Borrower if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being diligently contested in good faith and by appropriate proceedings and against which Borrower has established adequate reserves, (B) Liens imposed by law, such as carriers, warehousemen and mechanics Liens, and Liens incurred in connection with construction or other similar Liens arising in the ordinary course of business provided same are not at the time due and payable, (C) Liens arising out of pledge or deposits under workers compensation law, unemployment insurance, old age pension or other social security or retirement benefit or similar legislation, (D) Liens arising from judgments or awards with respect to which Borrower shall be diligently and in good faith prosecuting an appeal or proceedings for review and shall have secured a stay of execution pending such appeal or review, (E) Liens in favor of Bank or any Bank Affiliate, (F) Existing liens on specific items of Equipment identified on schedule 1.69 annexed hereto securing existing Indebtedness set forth on said schedule, and (G) Future purchase money security interests in hereafter acquired items of Equipment provided same secure Permitted Indebtedness under paragraph 1 .70(H) below.

     1.70 "PERMITTED INDERTEDNESS" means (A) indebtedness to Bank or any Bank Affiliate, and (B) Subordinated Debt consented to in writing by Bank or permitted by the terms hereof, (C) the existing Indebtedness identified on schedule 1.70 annexed hereto, (D) Indebtedness of any Borrower to any other Borrower or any Guarantor, or Indebtedness of any Guarantor to any other Guarantor or Indebtedness of any Guarantor to any Borrower, (E) the Indebtedness of MAI under the MAI Note, (F) the Indebtedness of Vagle under the Vagle Note, (G) the Existing Subordinated Debt, (H) the Indebtedness of MAI to Andal Corp. in accordance with the Second Supplemental Indenture dated September 30, 1994 between Andal Corp., MAI and United States Trust Company of New York, as trustee, provided such Indebtedness does not require any payment thereof earlier than the dates the payments on the Existing Subordinated Debt would have been due absent conversion and provided further such Indebtedness is Subordinated Debt, and (I) purchase money indebtedness up to $100,000.00 per annum, on a non cumulative basis with respect to the acquisition of items of Equipment.

     1.71 "PERSON" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or government (whether national, federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

    1.72 "PLAN" means an employee benefit plan or other plan maintained for employees of Borrower and covered by Title IV of ERISA.

     1.73 "PRIME RATE" means the rate of interest established by Bank from time to time as its reference rate in making loans but which does not reflect the rate of interest charged to any particular Person and is not tied to any external rate of interest or index. The rate of interest charged hereunder shall change automatically and immediately as of the date of each change in the Prime Rate without notice to Borrower.

     1.74 "PRIME RATE LOANS" means each Advance on which interest thereon is in accordance with the terms of this Agreement based on the Prime Rate.

     1.75 "PRIME RATE MARGIN" means a rate per annum equal to one quarter of one (.25%) percent.

     1.76 "REVOLVER" means the revolving credit facility under paragraph 2.2 hereof.

     1.77 "REPORTABLE EVENT" has the meaning assigned to such term in Title IV of ERISA, or regulations issued thereunder other than a Reportable Event not subject to the provision for a thirty (30) day notice to the Pension Benefit Guaranty Corporation under such regulations.

    1.78 "QUALIFIED OBLIGOR" means MAI-Canada and any entity hereafter formed and which is a Subsidiary of Borrower or any Guarantor and which operates a business in a jurisdiction in the United States of America and which business is of the same nature as the business currently operated by Borrower and which entity has executed and delivered to Bank a guaranty of all Obligations of Borrower to Bank and a security agreement in favor of Bank granting to Bank a first priority and exclusive security interest in all of its assets together with such resolutions, UCC-1 financing statements and other documents and instruments as Bank may reasonably request, such guaranty, security agreement and other documents and instruments to be in form and substance satisfactory to Bank and such entity has complied with and continues to comply with the covenants provided for herein applicable to a Qualified Obligor.

     1.79 "SUBORDINATED DEBT" means all Indebtedness of a Person permitted by this Agreement or any other Loan Document and which is subordinated to payment in full of all Obligations of such Person to Bank pursuant to a debt subordination agreement in form and substance satisfactory to Bank.

     1.80 "SUBSIDIARY" means any corporation of which more than fifty (50%) percent of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by Borrower or any Obligor or one or more Subsidiaries.

     1.81 "TANGIBlE CAPTAL FUNDS" means the Tangible Net Worth of a Person plus the outstanding principal amount of all Subordinated Debt of such Person.

     1.82 "TANGIBLE NET WORTH" means Total Assets, less (without limitation and without duplication of deductions) the sum of (A) Total Liabilities of a Person, (B) any reserves established by a Person for anticipated losses or expenses, (C) the amount, if any, of all intangible items including any leasehold rights, the amount of any investment in any Affiliate or other entity including a Subsidiary, good will (including any amounts, however designated on the balance sheet, representing the cost of acquisition of business and investments in excess of underlying tangible assets), unamortized debt discount, marketing expenses and customer and/or mailing lists (other than trademarks, trademark rights, trade name rights, copyrights, patents, patent rights and licenses),and (D) all amounts due from employees, stockholders, Affiliates and Subsidiaries.

     1.83 "TERM LOAN" means the Seven Million Dollar ($7,000,000.00) term loan under paragraph 2.1 hereof.

     1.84 "TOTAL ASSETS" means, at any date, the amount shown on the books and records of a Person, determined in accordance with GAAP, of all property, both real and personal, of a Person.

     1.85 "TOTAL LIABILITIES" means, at any date, the amount of all liabilities which, in accordance with GAAP should be included in determining total liabi]ities as shown on a liability side of a balance sheet of a Person at such date.

     1.86 "UNIFORM COMMERCIAL CODE" means the Uniform Commercial Code as adopted and in effect under the laws of the State of New Jersey.

     1.87 "VAGLE NOTE" means that certain promissory note in the principal sum of $6,000,000.00 by Vagle Technology, Inc. to SCI-Michigan, SCI and SCI-Texas dated September 20,1994 and all amendments, modifications and extensions thereof and renewals and substitutions thereof.

     1.88 "WORKING CAPITAL" means Current Assets minus Current Liabilities.

     1.89 "INTERPRETATION AND CONSTRUCTION"

          (a) The terms "hereby," "hereof," "hereto," "herein," "hereunder" and any similar terms, as used in this Agreement, refer to this Agreement in its entirety and not any particular Article or paragraph, and the term "hereafter" means after, and the term "heretofore" means before, the date of delivery of this Agreement;

          (b) Words importing a particular gender mean and include every other gender, and words importing the singular number mean and include the plural number and vice versa.

                               II

                             LOANS

     2.1  TERM LOAN

     (A) TheLoan. Bank will, under this Agreement and approximately simultaneously with the execution hereof, loan to Borrower the sum of Seven Million Dollars ($7,000,000.00) to be evidenced by a promissory note in the form of Exhibit 2.1 annexed hereto. The principal balance of the Term Loan shall be repayable in eighty-three (83) consecutive monthly installments of principal of Eighty-Three Thousand Three Hundred Thirty-Three and 34/100 Dollars ($83,333.34) each, commencing on October 1, 1996, and continuing on the same day of each month thereafter through and including August 1, 2003, and a final installment of principal of the entire unpaid principal balance and all accrued and unpaid interest, due and payable on September 1, 2003. Interest only on the outstanding principal balance from the date hereof to September 1, 1996 (the "Commenencement Date") shall be due and payable on the Commencement Date. Thereafter, interest shall be due and payable on the last day of each Interest Period.

     (B) Interest Rate. Interest will be charged on the outstanding principal balance of the Term Loan from the date hereof until the full amount of principal of the Term Loan has been paid at a rate equal to LIBOR pius one and thirty-five one hundredths percent (1.35%) per annum ("LIBOR-Based Rate"), as determined by the Bank prior to the commencement of each Interest Period. The Libor-Based Rate shall remain in effect, subject to the provisions hereof, from and including the first day of the Interest Period to and excluding the last day of the Interest Period for which it is determined.

     (C) Prepayment. The Term Loan may he prepaid, in whole or in part, only on the last day of an Interest Period; provided, however, that any partial prepayments shall be in a principal amount of not less than $250,000.00 or multiples thereof. Any prepayment shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid and all other sums due and payable hereunder and under the Note. All prepayments shall be applied to the principal installments on the Term Loan in their inverse order of maturity. No prepayment shall affect Borrowers obligations under any swap.

     2.2  REVOLVING CREDIT FACILITY

     (A) Facility. So long as no Default nor Event of Default exists, Bank shall, from time to time hereafter, through September 1, 1999 or such later date as Bank may agree to in writing (the "Expiration Date"), lend to, or make financial accommodations by way of Bank Letters of Credit on behalf of and for the benefit of, Borrower, such amounts as the Borrower may request, based upon the Eligible Loan Value of Eligible Accounts Receivable and the Eligible Loan Value of Eligible Inventory as may exist from time to time, but not to exceed the Borrowing Base, and as may be reported by Borrower to Bank on a borrowing base report in the form of Exhibit 2.2 which is to be submitted by Borrower to Bank on a monthly basis and within twenty (20) days of end of each month. All documentary letters of credit to be issued hereunder shall expire no more than One Hundred Twenty (120) days from their date of issuance and all standby letters of credit shall expire no more than one )1) year from their date of issuance, but not beyond the Expiration Date. Each month Bank may render to Borrower a statement of the status of the loans provided for herein, which Borrower hereby agrees shall be deemed to be an account stated and correct and acceptable to and binding on Borrower unless Bank shall receive a corrected statement of exceptions from Borrower within thirty (30) days after the monthly statements have been rendered to Borrower. Borrower shall pay to Bank a fee of one (1%) percent on a per annum basis of the principal amount of all standby letters of credit issued under this Paragraph 2.2. For all documentary letters of credit issued hereunder Borrower shall pay an issuance fee in accordance with Bank's standard fee schedule in effect from time to time. Borrower shall execute and deliver to Bank the Banks standard letter of credit application and reimbursement agreement for each Bank Letter of Credit to be issued hereunder together with such other documents as may be required from time to time by Bank for the issuance of Bank Letters of Credit. All such loans and financial accommodations shall be payable on the Expiration Date or as otherwise set forth in this Agreement and shall be evidenced by a promissory note in the form of Exhibit 2.2 annexed hereto. If, on the Expiration Date, there are any outstanding Bank Letters of Credit, Borrower shall, in addition to paying and satisfying in full the outstanding loans under this paragraph, pay to Bank an amount equal to the aggregate outstanding balance of all such Bank Letters of Credit and which shall automatically be subject to a Lien in favor of Bank to secure all Obligations to Bank including with respect to said Bank Letters of Credit. Any sums paid to Bank shall be applied first to the Obligations of Borrower to Bank other than with respect to said Bank Letters of Credit, in such order as Bank may determine, and last to the Obligations with respect to the Bank Letters of Credit.
Notwithstanding the expiration of the term, the rights of Bank hereunder and the obligations of Borrower hereunder, including any Obligations with respect to loans and other financial accommodations made after the Expiration Date, further including but not limlted to the grant of security interests in and Liens on the Collateral as set forth in Article Ill hereof, shall remain in full force and effect until all of the Obligations of Borrower to Bank and each Bank Affiliate are satisfied in full.

     (B)  Interest on Advances.

          (i) The Borrower agrees to notify the Bank orally or in writing, by 11:00a.m. local time, at least two (2) Business Days (with respect to Libor Loans) prior to each date it requests interest on the Advances under the Revolver, or a portion thereof, to be based on Libor. Each such notice shall be irrevocable and confirmed immediately by delivery to the Bank of a Libor rate request. Each Libor rate request shall specify:

               (a) the date from which interest is to accrue based on Libor, which shall be a London Business Day; and

               (b) the aggregate amount of Advances on which interest is to be based on Libor;

          (ii) No more than three (3) Interest Periods with respect to LIBOR Loans shall be outstanding at any time.

          (iii) All Libor Loans shall be in the principal amount of Two Hundred Fifty Thousand and 00/100 ($250,000.00) Dollars or an integral multiple thereof.

          (iv) On all Advances as to which Borrower has not, in accordance with the foregoing, selected to have interest based on Libor, interest shall be based on the Prime Rate as set forth in subparagraph (C)(i) below.

     (C). Interest Rate and Payment Dates

          (i) Each Prime Rate Loan shall bear interest on the daily outstanding principal amount thereof for each day such Prime Rate Loan is outstanding at a rate per annum equal to the Prime Rate in effect from time to time minus the Prime Rate Margin. Such interest shall be payable in arrears on each Payment Date.

          (ii) Each Libor Loan shall bear interest for each Interest Period applicable thereto, on the daily outstanding principal amount thereof, at a rate per annum equal to Libor plus the applicable Libor Margin. Interest shall be payable in arrears for each Interest Period on each Payment Date.

          (iii) If all or a portion of the principal amount of any Liber Loan shall not be paid at the end of the applicable Interest Period or not continued as a Libor Loan as set forth below, such Advance shall be converted to a Prime Rate Loan at the end of the last Interest Period therefor.

     (D)  Conversion and Continuation Options.

          (i) The Borrower may elect from time to time to convert a Libor Loan to a Prime Rate Loan by giving the Bank at least one (1) Business Day's prior irrevocable notice of such election, provided that conversion of a Libor Loan to a Prime Rate Loan shall only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert a Prime Rate Loan to a Libor Loan, in each case by giving the Bank by 11:00 a.m. local time at least two (2) Business Days' prior irrevocable notice of such election. Each notice to be given by the Borrower pursuant to this paragraph, shall be confirmed by delivery to the Bank of a written notice, which shall specify:

          (a) the date on which such rate conversion shall take effect;
          (b) the aggregate amount of the Advances to be converted on such date;

          (c) whether the Advances to be converted are Libor Loans, or Prime Rate Loans; and

          (d) whether the Advances, after conversion, will be Libor Loans or Prime Rate Loans; and

    All or any part of the outstanding principal of a Libor Loan, or a Prime Rate Loan, may be converted as provided herein, provided that partial conversions shall be in an aggregate principal amount of a minimum of Two Hundred Fifty Thousand ($250,000.00) Dollars or an integral multiple thereof.

          (ii) A Libor Loan may be continued as such upon the expiration of an Interest Period with respect thereto by compliance by the Borrower with the notice provisions contained in this paragraph, provided that a Libor Loan may not be continued as such when any Event of Default has occurred and is continuing, but shall be automatically converted to a Prime Rate Loan on the last day of the subject Interest Period.

          (iii) If the Borrower shall fail to give notice to convert or continue a Libor Loan in the manner required by paragraphs (i) or (ii) above, the Borrower shall be deemed to have elected to convert the Libor Loan to a Prirne Rate Loan on the last day of the Interest Period applicable thereto;

     (E) Prepayment. Prime Rate Loans may be prepaid in whole or in part, in multiples of $50,000.00, at any time without premium or penalty. Libor Loans may be prepaid, in whole or in part, only on the last day of an Interest Period; provided, however, that any partial prepayments shall be in a principal amount of not less than $250,000.00, or multiples thereof. Any prepayment shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid and all other sums due and payable hereunder. All payments received on the Advances may be applied in such order as the Bank in its sole discretion shall determine.

     (F) Procedures For Advances Under the Revolver. Borrower shall provide Bank with at least one (1) Business Day's oral notice of the requested Advance, (or two (2) Business Days with respect to Libor Loans) specifying the date
(the "Loan Date") and amount, which oral notice shall be promptly confirmed in writing by Borrower by a Notice of Borrowing under Revolving Credit in the form of exhibit 2.2(F) annexed hereto. Bank shall, on or after 1:00 P.M. (New York time) of the Loan Date, make the amount of the requested loan available to Borrower, provided all conditions precedent to such loan have been met or satisfied.

     2.3 "EQUIPMENT LINE" (A) Loans At the request of Borrower Bank shall from time to time hereafter through the earlier of the Equipment Line Conversion Date or the Equipment Line Conversion Expiration Date make loans to Borrower up to the aggregate principal sum of One Million Five Hundred Thousand ($1,500,000.00) Dollars. The proceeds of thie loans shall be used by Borrower solely to purchase items of new or used Equipment. As a condition precedent to each loan, each of the following shall exist:

          (i)    No Default nor Event of Default shall exist;

          (ii) Each representation and warranty of Borrower herein shall be true and accurate as of the date of each loan and other financial accommodation;

          (iii) Borrower shall deliver to Bank such documents, certificates, bills of sale or title evidencing that the Equipment has been delivered to, and accepted by Borrower, that such Equipment is owned by Borrower free and clear of any Liens, claims and encumbrances, and establishing the purchase price thereof and the location thereof;

          (iv) With respect to loans to be used to acquire items of new Equipment each loan shall not exceed eighty (80%) percent of the purchase price of the Equipment for which the loan is requested;

          (v) With respect to loans to be used to acquire items of used Equipment each such loan shall not exceed fifty (50%) percent of the purchase price of the Equipment for which the loan is requested.

          (vi) Borrower shall deliver to Bank such documents and instruments as Bank and its counsel may deem necessary to perfect Bank's interest in the Collateral, including, but not limited to, UCC-1 financing statements;

          (vii) Bank shall be in receipt of such UCC and other search results, information and documents as are necessary, in its opinion, to ensure that its interest in the item of Equipment will be a first priority and exclusive security interest, and

          (viii) Borrower shall execute and deliver to Bank a duly completed Notice of Borrowing under Equipment Line in the form of Exhibits 2.3.

The loans hereunder shall be evidenced by a promissory note in the form of exhibit 2.3(A) annexed hereto. Absent conversion to a term loan as set forth below, the outstanding principal balance of all such loans and all accrued and unpaid interest shall be due and payable on the Equipment Line Conversion Expiration Date.

     (13) Interest on Advances.

          (i) The Borrower agrees to notify the Bank orally or in writing, by 11:00 am. local time, at least two (2) Business Days (with respect to Libor Loans) prior to each date it requests interest on the Advances under the Equipment Line, or a portion thereof, to be based on Libor. Each such notice shall be irrevocable and confirmed immediately by delivery to the Bank of a Libor rate request. Each Libor rate request shall specify:

               (a) the date from which interest is to accrue based on Libor, which shall be a London Business Day; and

               (b) the aggregate amount of Advances on which interest is to be based on Libor;

          (ii) No more than three (3) Interest Periods with respect to LIBOR Loans shall be outstanding at any time.

          (iii) All Libor Loans shall be in the principal amount of Two Hundred Fifty Thousand and 00/100 ($250,000.00) Dollars or an integral multiple thereof.

          (iv) On all Advances as to which Borrower has not, in accordance with the foregoing, selected to have interest based on Libor, interest shall be based on the Prime Rate as set forth in subparagraph (C)(i) below.

     (C). Interest Rate and Payment Dates

          (i) Each Prime Rate Loan under the Equipment Line shall bear interest on the daily outstanding principal amount thereof for each day such Prime Rate Loan is outstanding at a rate per annum equal to the Prime Rate in effect from time to time. Such interest shall be payable in arrears on each Payment Date.

          (ii) Each Libor Loan shall bear interest for each Interest Period applicable thereto, on the daily outstanding principal amount thereof, at a rate per annum equal to Libor plus the applicable Libor Margin. Interest shall be payable in arrears for each Interest Period on each Payment Date.

          (iii) If all or a portion of the principal amount of any Libor Loan shall not be paid at the end of the applicable Interest Period or not continued as Libor Loan as set forth below, such Advance shall be converted to a Prime Rate Loan at the end of the last Interest Period therefor.

     (D)   Conversion and Continuation Options.

          (i) The Borrower may elect from time to time to convert a Libor Loan to a Prime Rate Loan by giving the Bank at least one (1) Business Day's prior irrevocable notice of such election, provided that conversion of a Libor Loan to a Prime Rate Loan shall only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert a Prime Rate Loan to a Libor Loan, in each case by giving the Bank by 11:00 am. local time at least two (2) Business Days' prior irrevocable notice of such election. Each notice to be given by the Borrower pursuant to this paragraph, shall be confirmed by delivery to the Bank of a written notice, which shall specify:

          (a)  the date on which such rate conversion shall take effect;

          (b) the aggregate amount of the Advances to be converted on such date;

          (c) whether the Advances to be converted are Libor Loans, or Prime Rate Loans; and

          (d) whether the Advances, after conversion, will be Libor Loans or Prime Rate Loans; and

     All or any part of the outstanding principal of a Libor Loan, or a Prime Rate Loan, may be converted as provided herein, provided that partial conversions shall be in an aggregate principal amount of a minimum of Two Hundred Fifty Thousand ($250,000.00) Dollars or an integral multiple thereof.

          (ii) A Libor Loan may be continued as such upon the expiration of an Interest Period with respect thereto by compliance by the Borrower with the notice provisions contained in this paragraph, provided that a Libor Loan may not be continued as such when any Event of Default has occurred and is continuing, but shall be automatically converted to a Prime Rate Loan on the last day of the subject Interest Period.

          (iii) If the Borrower shall fail to give notice to convert or continue a Libor Loan in the manner required by paragraphs (i) or (ii) above, the Borrower shall be deemed to have elected to convert the Libor Loan to a Prime Rate Loan on the last day of the Interest Period applicable thereto;

     (E) Prepayment. Prime Rate Loans may be prepaid in whole or in part, in multiples of $50,000.00, at any time without premium or penalty. Libor Loans may be prepaid, in whole or in part, only on the last day of an Interest Period; provided, however, that any partial prepayments shall be in a principal amount of not less than $250,000.00, or multiples thereof. Any prepayment shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid and all other sums due and payable hereunder. All payments received on the Advances may be applied in such order as the Bank in its sole discretion shall determine.

     (F) Converted Term Loan (i) Provided (a) no Default nor Event of Default exists, (b) the Borrower furnishes to Bank at least two (2) Business Days notice of its election to convert all of the loans under Paragraph 2.3(A) to a term loan specifying the Equipment Line Conversion Date, which date shall be the first day of a month and shall not be later than the Equipment Line Conversion Expiration Date, and (c) the Borrower executes and delivers to Bank a duly completed promissory note in the form of Exhibit 2.3(F) hereto,
(d) the Borrower pays to Bank a conversion fee of one quarter of one percent (1/4%) of the principal amount of Advances under the Equipment Line to be converted to a term loan and (e) Borrower has hedged the floating interest rate on said Converted Term Loan by entering into a swap agreement as required by paragraph 5.18 hereof, the outstanding principal balance of all loans under Paragraph 2.3(A) shall on the Equipment Line Conversion Date be consolidated and converted to a term loan, the principal sum of which shall be payable in equal consecutive monthly installments of principal, each equal to 1/60th of the sum of the amount so consolidated and converted to a term loan except for the final installment which shall be the unpaid principal balance. The first such installment shall be payable on the first day of the first month following the Equipment Line Conversion Date, and said installments shall continue on the same day of each month thereafter.

     (ii) Interest Rate. Interest will be charged on the outstanding principal balance of the Converted Term Loan from the Equipment Line Conversion Date until the full amount of principal of the Converted Term Loan has been paid at a rate equal to LIBOR plus one and thirty-five one hundredths percent (1.35%) per annum ("LIBOR-Based Rate"), as determined by the Bank prior to the commencement of each Interest Period. The Libor-Based Rate shall remain in effect, subject to the provisions hereof, from and including the first day of the Interest Period to and excluding the last day of the Interest period for which is determined. Said interest shall be payable on the last day of each Interest Period.

     (iii) Prepayment. The Converted Term Loan may be prepaid, in whole or in part, only on the last day of an Interest Period, provided, however, that any partial prepayments shall be in a priucipal amount of not less than $250,000.00 or multiples thereof. Any prepayment shall include accrued and unpaid interest to the date of prepayment on the principal amount prepald and all other sums due and payable hereunder and under the Note. All prepayments shall be applied to the principal installments on the Converted Term Loan in their inverse order of maturity. No prepayment shall affect Borrowers obligations under any swap.

     2.4 CERTAIN PROVISIONS AS TO ALL LIBOR LOANS (A) Indemnification. The Borrower shall indemnify the Bank against the Bank's loss or expense in employing deposits as a consequence of (i) the Borrower's failure to make any payment when due under the Advances, or (ii) any prepayment of a Libor Loan on a date other than the last day of the applicable Interest Period
("Indemnified Loss or Expense").

          (B) Additional Costs. If, at any time, a new, or a revision in any existing law or interpretation or administration (including reversals) thereof by any government authority, central bank or comparable agency imposes, increases or modifies any reserve or similar requirement against assets, deposits or credit extended by the Bank, or subjects the Bank to any tax, duty or other charge (except tax on the Bank's net income), and any of the foregoing increases the cost to the Bank of maintaining its commitment or reduce the amount of any sum received or receivable by the Bank under the Advances, within 15 days after demand by the Bank, the Borrower agrees to pay the Bank such additional amounts as will compensate the Bank for such increased costs or reductions ("Additional Costs").

          (C) Match Funding. The amount of such (i) Indemnified Loss or Expense, or (ii) Additional Costs outlined above shall be determined, in the Bank's sole discretion, based upon the assumption that the Bank funded 100% of that portion of the Advances to which the Libor-based rate applies in the applicable London interbank market.

          (D) Unavailability of Interest Rate. If, at any time, (i) the Bank shall detennine that, by reason of circumstances affecting foreign exchange and interbank markets generally, Libor deposits in the applicable amounts are not being offered to the Bank; or (ii) a new, or a revision in any existing law or interpretation or administration (including reversals) thereof by any government authority, central bank or comparable agency shall make it unlawful or impossible for the Bank to honor its obligations under the Advances, then
(A) the Bank's obligation, if any, to make or maintain a Libor Loan shall be suspended, and (B) the applicable Libor-based rate shall, for the remainder of the term of the Loan, immediately be converted to the Prime Rate plus the Prime Rate Margin.

     2.5  PAYMENT AND COMPUTATION  (A)    Business Day.  Whenever any payment
to be made hereunder or under any note issued hereunder shall be stated to be due on other than a Business Day, such payment may be made on the next succeeding Business Day, unless such Business Day falls in the next succeeding calendar month, in which case, such payment shall be made on the next preceding Business Day. Any such alteration of time shall, in such case, be included in the computation of payment of interest. All payments (including prepayments) made by Borrower on account of principal of or interest on the loans hereunder shall be made without set-off or counterclaim and shall be made prior to 3:00 p.m. (New York City time) on the date such payment is due, to Bank, in each case in lawful money of the United States of America and in immediately available funds. The failure of Borrower to make any such payment by 3:00 p.m. (New York City time) on such due date shall not constitute a Default or Event of Default hereunder, provided that such payment is made on such due date, but any such payment received by Bank on any Business Day after 3:00 p.m. (New York City time) shall be deemed to have been received on the immediately succeeding Business Day for the purpose of calculating any interest payable in respect thereof.

          (B) Debiting of Account. The Borrower agrees to maintain an account at the Bank continuously until the Obligations owing hereunder are paid in full. That account is account #2030161642993 (the "Deposit Account"). The Bank may, and the Borrower authorizes the Bank to, debit the Deposit Account for the amount of any payment as and when such payment becomes due hereunder. Notwithstanding the foregoing, the Bank and any Affiliate may, and the Borrower authorizes the Bank and any Bank Affiliate to, debit any account and/ or certificate of deposit maintained by the Borrower with the Bank or any Bank Affiliate for the amount of any payment, as and when such payment becomes due hereunder, whether such payment is for accrued interest, principal or expense, even if debiting such account results in a loss or reduction of interest to \ the Borrower or the imposition of a penalty applicable to the early withdrawal of time deposits. Such authorization shall not affect the Borrower's obligation to pay when due all amounts payable hereunder, whether or not there are sufficient funds in any accounts of the Borrower. The Borrower agrees to fund the Deposit Account from time to time in amounts sufficient to make the payments hereunder as and when they become due. The foregoing rights of the Bank and each Bank Affiliate to debit the Borrower's accounts shall be in addition to, and not in limitation of, any rights of set-off which the Bank and/or any Bank Affiliate may have hereunder or under any Loan Document.

         (C) Computation. Interest and any fees or compensation based upon a per annum rate shall be calculated on the basis of a 360 day year for the actual number of days elapsed.

     2.6  FEES

     (A) Revolver Commitment Fee. On the first Business Day after the end of each calendar quarter hereafter, Borrower shall pay to Bank a commitment fee equal to one quarter of one (1/4%) percent on a per annum basis, of the amount by which the average daily outstanding balance of the loans and Bank Letters of Credit under the Revolver are less than the maximum dollar amount of the Revolver as may be reduced from time to time under subparagraph (B) hereof.

     (B) Reduction of Revolver Commitment. Borrower shall have the right, at any time and from time to time, to reduce or terminate the Revolver upon not less than five (5) Business Days' prior written notice to Bank, which notice shall specify the effective date thereof and the amount of such reduction.
Any partial reduction shall be in whole multiples of Two Hundred Fifty
Thousand and 00/100 ($250,000.00) Dollars, and shall be irrevocable and effective only upon receipt by Bank. If the outstanding amount of the loans and other financial accomodations under the Revolver is greater than the remaining amount of the maximum dollar amount of said Revolver, Borrower shall, on the effective date of such reduction or termination, prepay the outstanding loans by an amount necessary so as to have the outstanding amount of the loans not exceed the remaining amount of the maximum amount of said Revolver.

          (C) Facility Fee. Contemporaneous with the execution hereof Borrower shall pay to Bank a facility fee of $50,000.00.

          (D) Equipment Line Commitment Fee. On the first Business Day after the end of each calendar quarter hereafter, through the Equipment Line Conversion Date, and on the Equipment Line Conversion Date, Borrower shall pay to Bank a commitment fee equal to one quarter of one (1/4%) percent on a per annum basis, of the daily undisbursed portion of the maximum dollar amount of the Equipment Line.

          (E) Late Charge. If any payment hereunder is not paid in full when the same is due, the Bank may collect from the Borrower a fee on such unpaid amount equal to five percent (5%) of such amount.

     2.7 MANDATORY PREPAYMENT OF REVOLVER. If on any day the sum of the aggregate outstanding principal balance of the loans and other financial accommodations under the Revolver shall exceed the Borrowing Base, Borrower shall, on such day, prepay such loans and other financial accommodations by an amount equal to such excess. Any mandatory prepayment under this paragraph shall be applied first to Prime Rate Loans, and second to Libor Loans, and as to Libor Loans, if more than one (1) Interest Period is in effect, then to such Libor Loans in the order of the Interest Periods with the shortest remaining number of days.

     2.8 CONDITIONS TO INITIAL LOAN. The obligation of Bank to execute this Agreement and to make the initial loan or other financial accommodations hereunder is subject to the satisfaction of the following conditions precedent:

          (A) Documents. Bank shall have received the duly executed notes conforming to the requirements hereof, and not less than four (4) copies of this Agreement, each executed on behalf of Borrower and/or by its duly authorized officers.

          (B) Deliveries by Borrower. Borrower shall have delivered or caused to be delivered to the Bank or the Bank shall have received, the following items, which shall be in form and substance reasonably satisfactory to the Bank and its counsel:

               (i) Legal Opinion of Counsel to Borrower. Opinion of Dillon, Bitar & Luther, counsel to Borrower and the Guarantors provided for herein, dated the date hereof and addressed to Bank, substantially in the form of Exhibit "2.8(b)(i)" hereto,

               (ii) Corporate Proceedings. Resolutions of the Boards of Directors of Borrower and all Guarantors certified on the date hereof by the Secretary or an Assistant Secretary of Borrower and such Guarantors authorizing (a) the execution, delivery and performance of this Agreement, and all of the other Loan Documents to which it is a party; (b) the consummation of the transactions contemplated hereby and thereby; and (c) the borrowings and other matters contemplated in the Loan Documents. Such certificate shall state that the resolutions set forth therein have not been amended, modified, revoked or rescinded as of the date of such certificate and are in full force and effect as of the closing date.

               (iii) lncumbency Certificate. A certificate of the Secretary or an Assistant Secretary of Borrower and all Guarantors, dated the date hereof, as to the incumbency and signature of the officers executing each of the Loan Documents and any other document to be delivered pursuant to any of such documents, together with evidence of the incumbency of such Secretary or Assistant Secretary.

          (iv) Officer's Certificate. A certificate of Borrower signed by its president or chief financial officer stating that to the best of his knowledge after diligent investigation: (a) as of the date hereof and giving effect to any loan no Default or Event of Default exists hereunder; and (b) all of Borrower's representations and warranties contained in this Agreement and the other Loan Documents are presently true and correct in all material respects.

          (v) Consents, Licenses, Approvals, etc. Copies of all consents, licenses and approvals required in connection with the execution, delivery, performance, validity and enforceability of this Agreement, the note and other Loan Documents, and such consents, licenses and approvals shall be in full force and effect and be reasonably satisfactory in form and substance to Bank and its counsel.

          (vi) Searches. Copies, in form and substance reasonably satisfactory to Bank, of written or other advice relating to such corporate status, financing statement, tax lien, judgment and other searches as Bank may reasonably require.

          (vii) Other Documents. All other documents provided for herein or which Bank may request or require.

          (viii) Additional Information. Such additional information and materials which Bank shall have reasonably requested.

          (ix) Supporting Documents. On or before the date hereof, (a) a copy of the Certificate of Incorporation of Borrower and any Guarantor, certified by the Secretary of State of its state of incorporation; (b) a certificate of such Secretary of State, dated as of a recent date, as to the good standing of Borrower and any Guarantor and attaching the charter documents of Borrower and any Guarantor on file in the office of such Secretary of State; and (c) a certificate of the Secretary or an Assistant Secretary of Borrower and any Guarantor dated the Closing Date and certifying with respect to Borrower and any Guarantor (I) that attached thereto is a true and complete copy of the By-laws of Borrower and any Guarantor, as in effect on the date of such certification, and (II) that the Certificate of Incorporation of Borrower and any Guarantor has not been amended since the date of the last amendment thereto indicated on the certificate of the Secretary of State furnished pursuant to clause (A) above.

          (x) Fees. Borrower shall have paid all of the reasonable fees and expenses of Bank's counsel which are occasioned in connection with the preparation of this Agreement, and all other Loan Documents and the closing of the transactions contemplated hereby and thereby.

          (xi) Insurance. Evidence of the insurance required to be in effect as set forth in this Agreement.

          (xii) Hedge. Borrower shall have hedged the floating interest rate on the Term Loan by entering into a swap agreement as required by paragraph
5.18 hereof.

          (xiii) Commitment Letter. All conditions precedent set forth in the Bank's commitinent letter dated July 31,1996 have been satisfied or waived in writing by Bank.

     2.9 CONDITIONS TO ALL LOANS The obligation of Bank to make any loan or other financial accommodation hereunder is subject to fulfillment of the following additional conditions precedent, to the reasonable satisfaction of counsel to Bank:

          (a) Representations and Warranties. The representations and warranties made by Borrower and any Obligor herein or in any other of the Loan Documents or which are contained in any certificate, document or financial or other statement furnished at any time under or in connection herewith shall be correct in all material respects on and as of the date of each loan or other financial accommodation hereunder, after giving effect to such loan or other financial accommodation hereunder, as if made on and as of such date.

          (b) No Default. No Event of Default has occurred, and no Default has arisen and is continuing on the date the loan or other financial accommodation hereunder is to be made, after giving effect to the such loan or other financial accommodation hereunder.

          (c) Litigation. No suit, action, investigation, inquiry or other proceeding by any govennrnental authority or other Person or any other legal or administrative proceeding shall be pending or threatened which (i) questions the validity or legality of the transactions contemplated by this Agreement, or (ii) seeks damages in connection therewith and which, in the reasonable judgment of Bank, (x) involves a significant risk of a preliminary or permanent injunction or other order by a state or federal court which would prevent, or require rescission of, the transactions contemplated by this Agreement, or (y) in the case of any action or proceeding which seeks monetary damages involves a significant risk of resulting in substantial financial liability to Borrower, any guarantor and/or Bank.

          (d) Material Adverse Change. No event shall have occurred since the date of the most recent financial statements of Obligors furnished to Bank which resulted in a Material Adverse Change of any Obligor or had a Material Adverse Effect on any Obligor.

          (e) Legal Matters. All legal matters incident to the making of the loans and other financial accommodations shall be satisfactory to counsel to Bank, in the reasonable exercise of its judgment.

     2.10 REGULATORY CAPITAL REOUIREMENTS If any existing or future law or regulation or the interpretation thereof by any court or administrative or governmental authority charged with the administration thereof, or compliance by Bank with any request or directive (whether or not having the force of law) of any such authority, results in any increases after the date hereof in any capital maintenance, capital ratio or similar requirement against loan commitments made by Bank and the result thereof is to impose upon Bank or increase any capital requirement applicable to Bank as a result of the making or maintenance of the revolving credit available hereunder (which imposition of or increase in capital requirement may be determined by Bank's reasonable allocation of the aggregate of such capital impositions or increases) then, upon demand by Bank, Borrower shall immediately pay to Bank from time to time as specified by Bank a commitment fee which shall be sufficient to compensate Bank for such imposition of or increase in capital requirements together with interest on each such amount from the date demanded until payment in full thereof at the rate provided in this Agreement with respect to commitment fees not paid when due. A certificate setting forth in reasonable detail the amount necessary to compensate Bank as a result of an imposition of or increase in capital requirements submitted by Bank to Borrower shall be conclusive, absent manifest error or bad faith, as to the amount thereof. For purposes of this Paragraph 2.10, in calculating the amount necessary to compensate for any imposition of or increase in capital requirements, Bank shall be deemed to be entitled to a rate of return on capital (after federal, state and local taxes) of fifteen percent per annum.

     2.11 EXCESS LOANS In the event Bank shall advance an amount in excess of the aggregate amount of all loans and other financial accommodations set forth in this Agreement or if Borrower should directly or indirectly become indebted to Bank in an amount which, together with all advances made pursuant to this Agreement, is in excess of the aggregate amount set forth in this Agreement, such advances or such Indebtedness shall nevertheless be covered by the terms of this Agreement.

                              III

                           COLLATERAL

     3.1 CROSS COLLATERAL All of the Collateral heretofore, herein or hereafter given or assigned to Bank hereunder shall secure payment of all Obligations, as defined herein, of Borrower to Bank and each Bank Affiliate.

     3.2 ACCOUNTS RECEIVABLE Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in all Accounts, as defined herein, presently owned by Borrower or hereafter acquired.

     3.3 EQUIPMENT Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's Equipment, as such term is defined herein, whether presently owned by Borrower or hereafter acquired, and wherever located.

     3.4 INVENTORY Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's Inventory, as defined herein, whether presently owned by Borrower or hereafter acquired and wherever located.

     3.5 GENERAL INTANGIBLES Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's General Intangibles, as herein defined, whether presently owned by Borrower or hereafter acquired.

     3.6 DEPOSIT ACCOUNTS Borrower hereby creates in favor of Bank, hereby assigns to Bank and hereby grants to Bank a security interest in the balance of every deposit account, now or hereafter existing, of Borrower with Bank, and all money, Instruments, securities, documents, Chattel Paper, credits, claims, and other property of Borrower now or hereafter in the possession or custody of Bank or any of its agents.

     3.7 CHATTEL PAPER Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's Chattel Paper, as defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Chattel Paper now or hereafter left in the possession of Bank for any purpose, further including but not limited to for collection.

     3.8  INSTRUMENTS MAI NOTE, MANAGEMENT NOTES AND VAGLE NOTE
Borrower
hereby creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's Instruments, including without limitation the MAI Note the Management Notes and the Vagle Note, as eacb of said terms are defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Instruments now or hereafter left in the possession of Bank for any purpose, further including but not limited to for collection.

     3.9 DOCUMENTS Borrower hereby Creates in favor of Bank and hereby grants to Bank a security interest in all of Borrower's Documents, as defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Documents now or hereafter left in the possession of Bank for any purpose.

     3.10 SECURITY FOR ACCOUNTS Borrower hereby assigns to and grants to Bank a security interest in all rights of Borrower in, to and under all guarantees and security Borrower may now or hereafter acquire of any Accounts and other Collateral, including but not limited to any Letters of Credit securing any Accounts, any credit insurance policies covering any Account and the proceeds of any such guarantees and other security.

     3.11 PROCEEDS AND RECORDS Borrower hereby creates in favor of Bank and hereby grants to Bank a security interest in (A) all books and records, including, without limitation, customer lists, credit files, computer programs, print-outs and other computer materials and records of Borrower pertaining to all of the Collateral; and (B) all of the products and proceeds of all of the foregoing Collateral (including all proceeds of insurance policies covering the Collateral); as well as all accessions, additions, substitutions, replacements and increments as to the assets in (A) and (B).

     3.12 CONTINUING PERFECTION Borrower agrees to immediately turn over to Bank the original of any Letter of Credit and if such Letter of Credit is transferable, to transfer such Letter of Credit to Bank, and if such Letter of Credit is not transferable, to notify, in writing, the issuer of any such Letter of Credit of the assignment by Borrower to Bank of Borrowers right to the proceeds thereof and to make payment of such proceeds directly to Bank. Borrower will perform any and all steps requested by Bank to create and maintain in Bank's favor a first and exclusive and valid lien on or security interest in the Collateral or pledges of Collateral, including, without limitation, the execution, delivery, filing and recording of financing statements and continuation statements, supplemental security agreements, notes and any other documents necessary, in the opinion of Bank, to protect its interest in the Collateral. Bank and its designated officer are hereby appointed Borrower's attorney-in-fact to do all acts and things which Bank may deem necessary to perfect and continue perfected the security interests and Liens provided for in this Agreement, including, but not limited to, executing financing statements on behalf of Borrower. Neither the Bank nor its attorneys, officers, employees, or agents shall be liable for acts, omissions, any error in judgment, or mistake in fact in its/their capacity as attorney-in-fact. This power, being coupled with an interest, is irrevocable until the Obligations have been fully satisfied. At the Bank's sole option, and without the Borrower's consent, the Bank may file a carbon, photographic, or other reproduction of this Agreement or any financing statement executed pursuant hereto as a financing statement in any jurisdiction so permitting. The Bank is expressly authorized to file financing statements without the Borrower's signature.

                               IV

                 REPRESENTATIONS AND WARRANTIES

     To induce Bank to enter into this Agreement and to make loans and other financial accommodations hereunder, Borrower represents and warrants to Bank that:

     4.1  GOOD STANDING Exhibit "A" sets forth:

          (A) the jurisdiction of incorporation of Borrower and in which it is in good standing;

          (B) all other jurisdictions in which Borrower is authorized to transact business in all of which it is in good standing;

          (C) any changes since January 1, 1992 in the structure of Borrower, such as mergers, consolidations and the like;

          (D)  any name changes since January 1, 1992 of Borrower;

          (E) all trade names or trade styles under which Borrower conducts business or issue invoices;

          (F) all Subsidiaries and Affiliates of Borrower and the percentage of stock or other ownership interest thereof owned by Borrower or Affiliates of Borrower,

          (G)  all stockholders of Borrower.

     4.2 CORPORATE AUTHORITY Borrower, and all Affiliates and Subsidiaries have requisite power and authority to own their property and to carry on their business as now conducted, and are in good standing and authorized to do business in each jurisdiction in which the failure so to do would have a Material Adverse Effect on Borrower or such Affiliate or Subsidiary. Borrower and all Guarantors have the corporate power to execute, deliver and carry out this Agreement and all other Loan Documents to which they are a party and their Boards of Directors have duly authorized and approved the terms of the loans and other financial accommodations described herein and the taking of any and all action contemplated herein and therein, and this Agreement and all other Loan Documents to which Borrower or any Obligor are a party constitute the valid and binding obligaltons of them, enforceable in accordance with their terms. No consent or approval of, or exemption by, shareholders, any Governmental Body or any other Person is required to authorize, or is otherwise required in connection with the execution, delivery and performance of, the Loan Documents to which it is a party, or is required as a condition to the validity or enforceability of the Loan Documents to which it is a party.

     4.3 COMPLIANCE WITH LAW (A) Borrower and all other Obligors are in compliance with all laws, rules and regulations to which they are subject and have all licenses, certificates, permits and franchises and other governmental authorization necessary to own their properties and to conduct their businesses.

          (B) The execution of this Agreement, and each other Loan Document and the performance by Borrower and other Obligors of their obligations hereunder and thereunder, do not, at the date of execution hereof, violate any existing law or regulation or any writ or decree of any court or Governmental Body or the charter or bylaws of Borrower or any Obligor or any agreement or undertaking to which either is a party or by which they are bound.

     4.4 NO LITIGATION There are no judgments against Borrower or any Obligor as of the date of this Agreement and except as disclosed on Exhibit 4.4 annexed hereto no material litigation or administrative proceeding before any Governmental Body is presently pending, or to the knowledge of Borrower, threatened, against Borrower or any Obligor or any of their property.

     4.5 NO FINANCIAL CHANGE (A) There has been no Material Adverse Change in the condition of Borrower and Guarantors since their last financial statements and reports dated June 30,1996 furnished to Bank and the information contained in said statements and reports is true and correctly reflects the financial condition of Borrower and Guarantors as of the dates of the statements and reports, and such statements and reports have been prepared in accordance with GAAP and do not contain any material misstatement of fact or omit to state any facts necessary to make the statements contained therein not misleading.

          (B) Borrower has no Contingent Obligations or Financial Undertaking other than as disclosed in its financial statements dated June 30, 1996 heretofore furnished to Bank.

     4.6 TAX COMPLIANCE Borrower and each Obligor has filed, or caused to be filed, all tax returns required to be filed and has paid all taxes shown to be due and payable on said return or on any assessment made against it.

     4.7 GOOD TITLE AND ABSENCE OF LIENS On the date of this Agreement Borrower and each Guarantor has good and marketable title to all of its properties and assets, real, personal and mixed, and none of said properties or assets is subject to any Lien, except for Permitted Encumbrances.

     4.8  PLACE OF RECORDS, CHIEF EXECUTIVE OFFICE, INVENTORY AND
EQUIPMENT
AND OTHER COLLATERAL (A) Borrower's chief executive office, and the office where Borrower keeps its records concerning its Accounts, and all locations of its Inventory and Equipment, and all other business locations of Borrower are presently at the locations set forth on Exhibit "A". (B) Except as set forth on Exhibit "A", within four (4) months of the date of this Agreement, none of Borrower's assets have been moved from any jurisdiction or other locations than the present locations of assets set forth on Exhibit "A" under item 4.8(A)(v) except for Inventory or Equipment purchased by Borrower in the ordinary course of business from persons or entities customarily selling such Inventory or Equipment. (C) As of the date hereof no Inventory is, except as set forth on Exhibit "A", stored with a bailee, warehouseman or similar party.
(D) As of the date of this Agreement, Borrower does not hold any Goods belonging to third parties or in which other parties have an interest, including any Goods sold on a bill and hold basis, except as set forth on Exhibit "A". (E) Borrower does not presently purchase or otherwise hold, purchase or otherwise hold Goods on a consignment basis except as set forth on Exhibit "A". (F) Except as set forth on Exhibit "A", none of Borrower's Inventory is of a nature that contains any labels, trademarks, trade names, or other identifying characteristics which are the properties of third parties, and the use of which by Borrower would violate the rights of such third parties or under license, royalty or similar agreements with any third parties. (G) Except as set forth on Exhibit "A", no persons hold any Goods of Borrower. (H) Except as set forth on Exhibit "A", Borrower has not purchased any Inventory or Equipment except in the ordinary course of business for value and from persons customarily in the business of selling such Inventory or Equipment. (I) Except as set forth on Exhibit "A", Borrower does not hold any Instrument or Chattel Paper connected with any Account. (J) Except as set forth on Exhibit "A", Borrower does not own any trademarks, trade names, patents or copyrights. (K) No surety bonds have been issued on behalf of Borrower with respect to any contracts or purchase orders out of which Accounts Receivable have arisen or are expected to arise.

     4.9 WARRANTIES AS TO ACCOUNTS Except as otherwise provided in the assignment of Accounts, if any, given to Bank, or invoice or other writing, Borrower warrants that as to all Accounts reported to Bank; (A) each Account is a valid subsisting Account as defined herein; (B) each Account represents a bona fide prrformed transaction; (C) the amount shown on Borrower's books and on any invoice or statement delivered to Bank is owing to Borrower; (D) no partial payment has been made; (E) no set-off or counterclaim exists as to any such Account and no agreement has been made under which any deductions or discount may be claimed except regular discounts in the usual course of business, but only if disclosed on the face of the invoice; (F) the Account Debtor has not disputed the Account or otherwise asserted any defense, set-off or counterclaim; (G) that to the extent required by law Borrower is authorized to do business and in good standing in any state in which any such Account must be enforced; (H) each Eligible Account is a valid subsisting Eligible Account as defined herein; (I) all agings of Accounts submitted to Bank are true and accurate; (J) no surety bond was required or given on behalf of Borrower in connection with any contracts or purchase orders under which the Account arose.

     4.10 ERISA (A) No Reportable Event or accumulated funding deficiencies (as defined in ERISA) or failure of compliance with ERISA or the Internal Revenue Code of 1986, as amended, has occurred and is continuing with respect to any Plan; (B) Borrower has complied with the provisions of ERISA and the Internal Revenue Code of 1986, as amended, with respect to each Plan. No material liability to the Pension Benefit Guaranty Corporation (or any successor thereto under ERISA) has been incurred by the Borrower with respect to any such plan. The Borrower has no actual or anticipated liability under
Section 4971 of the Internal Revenue Code ("Code") (relating to tax on failure to meet the minimum funding standard of Section 412 of the Code) with respect to any employee benefit plan to which it contributes but which is not maintained or established by it.

     4.11 LICENSES AND PERMITS AND LAWS Borrower and all Obligors hold all necessary licenses and permits for the operation of their businesses, including all permits required under Environmental Laws and Borrower has complied with all laws, rules and regulations applicable to its business, including but not limited to the Fair Labor Standards Act, 29 U.S.C. Section 215(a)(1) and the Occupational Safety and Health Act, as amended, 29 USC
Section 651 et seq. All such licenses and permits are in good standing and are not under any outstanding citation issued by any governmental authority, and no litigation has been instituted nor (to the best knowledge of Borrower) have any claims been made by any third parties relating to the licenses and permits issued by any Goverurnental Body for the operation of their businesses, and no such citation, litigation or claim, to the best knowledge of Borrower, is contemplated by any Governmental Body or any third persons nor, to the best knowledge of Borrower, does there exist any basis for any such citation, litigation or claim by any of the authorities or any Person.

     4.12 ENVIRONMENTAL STATUS As to all properties owned, leased or operated by Borrower and to all operations of Borrower's business:

          (A) there is no pending or threatened proceeding affecting Borrower with respect to any Environmental Law;

          (B) Borrower has not been identified as a responsible or potentially responsible party under CERCLA and has not received notification that any hazardous substance or contaminant has been found at any site;

          (C) none of such properties are listed or proposed for listing on the National Priorities List under CERCLA;

          (D) no Hazardous Substanoe or Hazardous Waste (as such term is defined in Envirnnmental Laws) have been disposed of or otherwise released or discharged on such properties;

          (E) no underground storage tanks exist on the properties and the removal of any such tanks from the properties was undertaken in compliance with the Underground Storage Tank Act, and

          (F) no friable asbestos, or any substance containing asbestos or PCB's have been installed in or exists on such properties.

          (G) to the best of the Borrower's knowledge, after due inquiry and investigation, no lien has attached to any revenues or any real or personal property owned by the Borrower in any jurisdiction, arising from an intentional or unintentional action or omission of the Borrower or any previous owner and/or operator of said real property, resulting from the Dumping of hazardous substances or wastes into the atmosphere or waters or onto lands, any of which may have damaged any Natural Resources;

          (H) the Borrower has not received a summons, citation, directive, letter, or other communication, written or oral, from any jurisdiction, or political sub-division or any agency or instrumentality thereof, concerning any intentional or unintentional action or omission on the Borrower's part resulting in the Dumping of hazardous substances into the atmosphere or waters, or onto the lands in any jurisdiction, any of which has resulted in damage to the Natural Resources;

     4.13 REAFFIRMATION Each and every request for a loan or other financial accommodation hereunder shall be deemed as an affirmation by Borrower that no Default nor Event of Default exists hereunder and that the representations and warranties contained in this Article IV are true and accurate as of the date of each such request (notwithstanding that some of the terms hereof speak as of the date of this Agreement) and that Borrower is in compliance with all applicable laws, rules and regulations.

     4.14 PROCEEDS OF LOAN Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended. No part of the proceeds of the loans will be used, directly or indirectly, for a purpose which violates any law, rule or regulation of any Governmental Body, including without limitation the provisions of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System, as amended. Borrower represents that the proceeds of the loan(s) provided for herein shall be used in the following manner: The proceeds of the Term Loan shall be used to refinance existing Indebtedness owing to Bank; the proceeds of the Equipment Line shall be used to finance the purchase of items of Equipment; the proceeds of the Revolver will be used to finance accounts receivable and inventory purchases. No proceeds of any loan or other financial accommodations hereunder shall be used to purchase or carry any margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any margin stock.

     4.15 BORROWER AND OBLIGOR Borrower and Guarantors are operated as part of one consolidated business entity and are directly dependent upon each other for and in connection with their respective business activities and their respective financial resources. Borrower and each Guarantor will receive a direct economic and financial benefit from the Obligations incurred under this Agreement by Borrower, and the incurrence of such Obligations is in the best interests of Borrower and each of the Guarantors.

     4.16 SOLVENCY The fair value of the business and assets of Borrower and Guarantors (including, without limitation, contingent, unmatured and unliquidated claims arising out of all rights of indemnity, contribution, reimbursement or any similar right, or any claim of subrogation arising in respect of any guaranty, as such claims may arise or mature, that Borrower and Guarantors may have against each of Borrower and Guarantors) will be in excess of the amount that will be required to pay its liabilities (including, without limitation, contingent, subordinated, unmatured and unliquidated liabilities on existing debts, as such liabilities may become absolute and matured), in each case after giving effect to the transactions contemplated by this Agreement and the use of proceeds therefrom. Neither Borrower nor any Guarantors, after giving effect to the transactions contemplated by this Agreement and the use of proceeds therefrom, will be engaged in any business or transaction, or about to engage in any business or transaction, for which such Person has an unreasonably small capital (within the meaning of the Uniform Fraudulent Transfer Act, as adopted in the State of New Jersey and
Section 548 of the Federal Bankruptcy Code), and neither Borrower nor any Guarantor has any intent to

          (A) hinder, delay or defraud any entity to which it is, or will become, on or after the date hereof, indebted, or

          (B) to incur debts that would be beyond its ability to pay as they mature.

     4.17 DEFAULTS. Neither Borrower nor any Guarantor is in default under any agreement to which the Borrower or such Guarantor is a party or by which the Borrower or any of its property is bound, or under any indenture or instrument evidencing any Indebtedness of the Borrower or such Guarantor, and neither the Borrower's nor any Guarantor's execution or perforrnance under the Loan Documents will create a default or any Lien under any such agreement, indenture or instrument other than a Lien in favor of the Bank;

     4.18 BURDENSOME AGREEMENTS Exhibit 4.18 annexed hereto identifies all agreements, contracts and similar instruments to which Borrower is a party or by which Borrower is bound and which could have a Material Adverse Effect on Borrower, and Borrower has furnished to Bank true, accurate and complete copies of such agreements. Borrower is not in default of any agreement and other instruments identified on Exhibit 4.18 nor has any Person notified Borrower that Borrower is in default of any such agreement.

     4.19 VAGLE NOTE (A) Each Original Borrower represents that:

          (a) It is the owner, free and clear of all liens, claims and encumbrances, of the Vagle Note;

          (b) The Vagle Note has been duly authorized, executed and delivered by Vagle and constitutes the valid, binding and enforceable obligations of Vagle and has not been amended, modified or otherwise altered and remain in full force and effect;

          (c) As of the date hereof, there is $6,000,000.00 owing under the Vagle Note; and

          (d) Other than the original of the Vagle Note previously delivered to Bank, there are no other executed originals thereof.

     4.20 MAI NOTE (A) Vagle represents that:

          (a) It is the owner, free and clear of all liens, claims and encumbrances, of the MAI Note;

     (b) The MAI Note has been duly authorized, executed and delivered by MAI and constitutes the valid, binding and enforceable obligations of MAI; and has not been amended, modified or otherwise altered and remain in full force and effect;

     (c) As of the date hereof, there is $6,OOO,000.OO owing under the Vagle Note; and

     (d) Other than the original of the Vagle Note previously delivered to Bank, there are no other executed originals thereof.

     4.21 EXISTING SUBORDINATED DEBT (A) The Indebtedeess of MAI to Bank is Senior Indebtedness under the Indenture constituting a portion of the Existing Subordinated Debt.

          (B) MAI has furnished to Bank true, accurate and complete copies of the Indenture, and all supplements and amendments thereto.

          (C) As of the date hereof the aggregate outstanding principal amount of the Indebtedness under the Indenture is One Million Eight Hundred Twenty-five Thousand and 00/100 ($1,825,000.00)

          (D) As of the date hereof the aggregate outstanding principal amount of the Debentures is One Million Five Hundred Ten Thousand Dollars ($1,510,000.00).

          (E) No event of default exists under the Existing Subordinated Debt or any event which with the giving of notice or passage of time or both would become an event of default thereunder.


                               V

       AFFIRMATIVE COVENANTS OF BORROWER

     5.1 AUDIT AND OTHER REPORTS (A) Borrower agrees that within ninety (90) days of the end of each fiscal year, it will furnish Bank with detailed audited financial statements, including a balance sheet, profit and loss statement, cash flow statement and surplus reconciliation, certified on an unqualified basis, by an independent certified public accountant satisfactory to Bank; (B) Borrower will also furnish monthly similar statements uncertified except for a certification by an officer of Borrower as to their correctness within twenty (20) days of the end of each month. All such statements shall be on a consolidated and consolidating basis of Borrower and all Qualified Obligors and in accordance with GAAP; (C) simultaneous with the submission of the annual statements required under "A" above and the monthly financial statement as of the end of each fiscal quarter under "B" above, Borrower shall cause to be submitted to Bank a certificate of the chief financial officer of Borrower in the form of exhibit 5.1 annexed hereto setting forth the calculations of the financial tests described in paragraph 6.2 hereof and stating whether or not, to the best of said officer's knowledge, after diligent inquiry a Default or Event of Default exists, and if such exists, specify the nature thereof and the steps Borrower is taking to remedy same;
(D) promptly after the furnishing thereof to third parties, Borrower shall furnish to Bank copies of any statements, reports, proxy material, registration statement and prospectus furnished to any holder of any securities of Borrower or filed with any regulatory agency or agencies; (E) promptly, but no later than five (5) days after a responsible officer of Borrower shall become aware of (i) a Default or Event of Default hereunder,
(ii) a Reportable Event or "prohibited transaction" as such term is defined in ERISA, (iii) litigation against Borrower or any Subsidiary or Andal Corp. in excess of $100,000.00 not fully covered by insurance (iv) Peter Flood or Walter Kreil ceasing to be actively engaged as chief executive officer and chief fmancial officer respectively of Borrower or (v) the termination or threatened termination of or claim of breach by Borrower or any Subsidiary of any material contract, agreement or obligation, or of any claim of patent infringement, Borrower shall furnish to Bank a written notice specifying the existence thereof and the action Borrower or any Subsidiary is taking or proposes to take with respect thereto; (F) Borrower will furnish to Bank prompt written notice if: (1) any Indebtedness of Borrower or any Subsidiary is declared or shall become due and payable prior to its stated maturity, or called and not paid when due or (ii) a default shall have occurred under any note or the holder of any such note, or other evidence of Indebtedness, certificate of security evidencing any such Indebtedness or any obligee with respect to any Indebtedness of Borrower or any Subsidiary has the right to declare any such Indebtedness due and payable prior to its stated maturity as a result of such default; (G) Borrower also agrees to furnish to Bank (i) with reasonable promptness a copy of any "management letter" or similar report furnished to it by its accountants and such other data and information concerning it and its Subsidiaries as from time to time may be requested by Bank and (ii) a copy of its federal tax return promptly, but no later than five (5) days, after the filing of same.

     5.2 INSURANCE Borrower agrees to keep all of the tangible Collateral assigned hereunder insured, at its own cost and expense, for the benefit of Bank, and in such amounts, in such companies, and against such risks as may be acceptable to Bank, and deliver the policies evidencing such insurance to Bank. If Borrower fails to take the action called for herein, Bank may, in its discretion obtain insurance covering Bank's interest in the Collateral and the amount of the premium for said insurance shall be added to the Obligations of Borrower to Bank. All policies of insurance on the Collateral shall be in form and with insurers recognized as adequate by prudent business persons and all such policies shall be in such amounts as may be satisfactory to Bank. Borrower shall deliver to Bank the original (or certified copy) of each policy of insurance and evidence of payment of all premiums therefor. Such policies of insurance shall contain an endorsement, in form and substance satisfactory to Bank, showing loss payable to Bank. Such endorsement or an independent instrument furnished to Bank, shall provide that the insurance companies will give Bank at least thirty (30) days prior written notice before any such policy or policies of insurance shall be altered or canceled and that no act or default of Borrower or any other person shall affect the right of Bank to recover under such policy or policies of insurance in case of loss or damage. Borrower hereby directs all insurers under such policies of insurance to pay all proceeds payable thereunder directly to Bank. Borrower irrevocably makes, constitutes and appoints Bank (and all officers, employees or agents designated by Bank) as Borrower's true and lawful attorney (and agent-in-fact) for the purpose of making, settling and adjusting claims under such policies of insurance (provided that until an Event of Default exists, Bank shall consult with Borrower prior to finally making, settling or adjusting chums under such policies of insurance), endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and for making all determinations and decisions with respect to such policies of insurance. In the event Borrower, at any time or times hereafter, shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Bank, without waiving or releasing any obligation or default by Borrower hereunder, may (but shall be under no obligation to do so) at any time or times thereafter obtain and maintain such policies of insurance and pay such premium and take any other action with respect thereto which Bank deems advisable. All sums so disbursed by Bank, including reasonable attorneys' fees, court costs, expenses and other charges related thereto, shall be payable, on demand, by Borrower to Bank and shall be additional Obligations hereunder secured by the Collateral. Borrower also agrees to at all times maintain insurance, both hazard and liability, against such risks and in such amounts as reasonably prudent to companies similarly situated as Borrower would maintain and to furnish to Bank from time to time evidence that such insurance is in full force and effect.

     5.3 PAYMENT OF EXPENSES Borrower will pay any and all expenses, including reasonable counsel fees and disbursements, filing and recording fees, and all other charges and expenses incurred or to be incurred by Bank in connection with the preparation and execution and recording of this Agreement and all other Loan Documents, and the loans and advances made under this Agreement and all amendments and modifications hereto and in defending or prosecuting any actions or proceedings arising out of or relating to Bank's transactions with Borrower including but not limited to any proceedings in any proceeding under the Bankruptcy Code relating to Borrower or any other
Obligor.

     5.4 LIFE INSURANCE Borrower agrees to collaterally assign to Bank a life insurance policy on the life of Peter Flood in the amount of $750,000.00 and on the life of Walter Kreil in the amount of $500,000.00. Borrower is to keep said policies in full force and effect, and pay all premiums as they fall due. If Borrower shall fail to do so, Bank may, in its discretion, pay any premiums due on said policies and add any amount to the Obligations of Borrower to Bank. It shall be the obligation of Borrower to notify Bank of its failure to pay any premium when it becomes due.

     5.5 GUARANTY Borrower will cause Multi-Arc Management Corp. and Multi-Arc (U.K.) Ltd. to execute and deliver to Bank, and remain in full force and effect, Guaranty Agreements, in such form as prescribed by Bank, wherein said parties shall jointly and severally guarantee the payment of all Obligations of Borrower to Bank. Borrower will also (i) cause each future Subsidiary of any Borrower or Guarantor, to execute and deliver to Bank, and remain in full force and effect, Guaranty Agreements, in such form as prescribed by Bank, wherein said Persons shall jointly and severally guarantee the payment of all Obligations of Borrower to Bank, (ii) cause Canada to execute and deliver to Bank, and remain in full force and effect a guaranty agreement, in such form as prescribed by Bank, of all obligations of Vagle to Bank and (iii) cause each of such Persons to enter into a security agreement and/or pledge agreement or other agreements, instruments, documents and the like, as Bank or its counsel may require, in favor of and in form satisfactory to Bank, granting to Bank a Lien on all assets of such Persons and as Bank or its counsel may request to perfect such Liens.

     5.6 LANDLORD'S WAIVER Borrower shall use its best efforts to cause the landlord of all premises where any of the Collateral provided for herein may be located to execute and deliver to Bank a Landlord's Waiver and Subordination in such form as may be acceptable to Bank.

     5.7 GOOD WORKING CONDITION Borrower and each Subsidiary shall maintain all of their property in good working condition, ordinary wear and tear excepted.

     5.8 REPORTS OF COLLATERAL Borrower shall, within twenty (20) days of the end of each month, deliver to Bank (i) an aging of its, and each Qualified Obligors, Accounts, and (ii) report of its, and each Qualified Obligors, Inventory, and (iii) an aging of its, and each Qualified Obligors, accounts payable in such form as may be acceptable to Bank and (iv) a Borrowing Base report in the form of exhibit 2.2 annexed hereto.

     5.9 DEBT SUBORDINATION AGREEMENT Borrower shall cause Andal Corp. to execute and deliver to Bank, and remain in full force and effect, a debt subordination agreement in form and substance satisfactory to Bank.

     5.10 OBSERVANCE OF LEGAL REOUIREMENT, LICENSES AND PERMITS AND PROTECTION OF COLLATERAL.

          (A) Borrower and each Obligor shall comply in all material respects with any and all laws, legislation, rules and regulations in effect as of the date hereof and subsequent thereto, including but not limited to all state, local and federal laws, legislation, rules and regulations relating to employee pension and benefit funds, the payment of taxes, assessments, and other governmental charges, zoning, and the use, occupancy, transfer or encumbrancing of the Collateral and all Environmental Laws. Borrower agrees to comply with all reasonable conditions required by Bank designed to protect Bank and the Collateral from effect of all Environmental Laws, ERISA and such other laws, legislation, rules and regulations as are in, or may come into, effect and apply to Borrower and each Obligor, Bank, the transactions contemplated hereby or the Collateral or any occupants or users thereof, whether as lessees, tenants, licensees or otherwise. Borrower agrees to pay any costs required to comply with any of the above conditions.

          (B) Borrower and each Obligor shall observe and comply in all material respects with all laws (including ERISA), ordinances, orders, judgments, rules, regulations, certifications, franchises, permits, 1icenses, directions and requirements of all Governmental Bodies, which now or at any time hereafter may be applicable to Borrower and each Obligor and the operation of its business, a violation of which might have a Material Adverse Effect on Borrower, except such thereof as shall be contested in good faith and by appropriate proceedings diligently conducted by Borrower or such Obligor, provided that such reserve or other appropriate provision as shall be required by the accountants for Borrower in accordance with GAAP, shall have been made therefor.

          (C) Borrower and all Obligors will continue to hold all necessary licenses and permits for the operations of their business.

     5.11 INSPECTION (A) Bank (by any of its officers, employees and agents) shall have the right, at any time or times during Borrower's usual business hours, to inspect the Collateral, all records related thereto (and to make extracts from such records) and the premises upon which any of the Collateral is located, to discuss Borrower's and each Obligor's affairs and finances with the accountants for Borrower and with any other person and to verify the amount, quality, quantity, value and condition of, or any other matter relating to, the Collateral; (B) The Bank shall have the right, at any time and from time to time, to have conducted, by its qualified agents or contractors such environmental inspections, audits and testing as Bank shall deem necessary or advisable. The cost of any such inspections, audits and testing conducted by the Bank shall be borne by the Bank. The Borrower shall, and shall cause each lessee of the property to, cooperate with such inspection efforts; such cooperation shall include, without limitation, supplying such information concerning the operations conducted and Hazardous Substances or Hazardous Wastes located at the property.

     5.12 COLLATERAL REOUIREMENTS Unless Bank notifies Borrower in writing that it dispenses with any one or more of the following requirements, Borrower will (A) give Bank such financial statements, reports, lists of Account Debtors and other data concerning its and each Qualified Obligors Accounts, contracts and collections and the other Collateral, or any other matters which Bank may, from time to time specify; (B) permit Bank or its nominee to examine all of Borrower's and each Qualified Obligors records at any time and to make extracts therefrom; (C) notify Bank immediately in writing if any of its or any Qualified Obligor's Accounts arise out of contracts between Borrower and the United States or any department, agency or instrumentality thereof, or any other governmental body and take all steps necessary to protect Bank under the Federal Assignrnent of Claims Act or other applicable state or local statutes or ordinances; (D) deliver to Bank, appropriately endorsed, any Instrument or Chattel Paper connected with any Account; (F) mark its and each Qualified Obligors records of its Accounts in any manner satisfactory to Bank to indicate the interest of Bank; (F) collect its and cause each Qualified Obligors to collect Accounts in the ordinary course of business and prior to a Default sell its and their Inventory only in the ordinary course of business for value to buyers in the ordinary course of business; (G) without the prior written consent of Bank, not sell or transfer after a Default any of its or their Inventory; (H) keep accurate and complete records of its and cause Qualified Obligor's Accounts and Inventory; (I) promptly notify Bank in writing of any trademarks, trade names, patents or copyrights which it or any Qualified Obligor may hereafter own or obtain a license to use or under which it or any Qualified Obligor's may issue invoices; and (J) furnish to Bank copies of any credit insurance policies covering any Accounts Receivable of Borrower and take such actions as may be required so as to have Bank a beneficiary thereof.

     5.13 CONTROL OF ACCOUNTS (A) Bank shall have the right at any time after the occurrence of an Event of Default, without notice, to notify Account Debtors to make payments to Bank, to endorse all items of payment which may come into its hands payable to Borrower, to take control of any cash or non-cash proceeds of Accounts and of any returned or repossessed goods; to compromise extend or renew any Account or deal with it as it may deem advisable, and to make exchanges, substitutions or surrenders of Collateral, to notify the postal authorities, to deliver all mail, correspondence or parcels addressed to Borrower to Bank at such address as Bank may choose. (B) Borrower herewith appoints Bank or its designee as Attorney-in-Fact to endorse Borrower's name on any checks, notes, acceptances, drafts or any other Instrument or document requirfng said endorsement and to sign Borrower's name on any invoice or bills of lading relating to any Account, or drafts against its customers, or schedules or confirmatory assignment on Accounts, or notices of assignment, financing statements under the Uniform Commercial Code, and other public records, and in verification of Accounts and in notices to Account Debtors. (C) Bank shall have no obligation to preserve any rights against any Person obligated on any Account, Chattel Paper, Instrument or other item of Collateral.

     5.14 CHANGE OF LOCATIONS Borrower will furnish Bank with at least thirty
(30) days prior written notice of any change in location of or addition to its or any Qualified Obligors chief executive office, the office where it or any Qualified Obligor keeps its records concerning its Accounts, its location of Inventory, Equipment and other assets, and other business locations.

     5.15 ENVIRONMENTAL LIENS. In the event that there shall be filed a Lien against any property of the Borrower or any Qualified Obligors by any jurisdiction, political sub-division, agency or instrumentality thereof arising from an intentional or unintentional act or omission of the Borrower or any Qualified Obligors, resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters or onto lands then, within thirty (30) days from the date that the Borrower or any Qualified Obligors is given notice that the Lien has been placed against such property. or within such shorter period of time in the event that such jurisdiction, political sub-division, agency, or instrumentality thereof has commenced steps to cause such property to be sold pursuant to the Lien, either (i) pay the claim and remove the Lien from the applicable property or (ii) furnish to such jurisdiction political subdivision, agency or instrumentality thereof that imposed the Lien with one of the following: (a) a bond satisfactory to such jurisdiction, political sub-division, agency, or instuumentality thereof that imposed the Lien in the amount of the claim out of which the Lien arises, (b) a cash deposit in the amount of the claim out of which the Lien arises or (c) other security reasonably satisfactory to such jurisdiction, political sub-division, agency, or instrumentality thereof in an amount sufficient to discharge the claim out of which the Lien arises;

     5.16 REMOVAL OF HAZARDOUS SUBSTANCES. Should the Borrower or any Qualified Obligor cause or permit any intentional or unintentional act or omission resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters, or onto the lands resulting in damage to the Natural Resources without having obtained a permit issued by the appropriate governmental authorities, the Borrower shall promptly clean up same in accordance with all applicable federal, state, and local orders, statutes, laws, ordinances, rules and regulations;

     5.17. NATURE OF BUSINESS. Borrower and each Qualified Obligor shall continue to engage in business of the same general type as now conducted by Borrower and each Qualified Obligor and preserve, renew and keep in full force and effect its corporate existence and all licenses, permits, rights and privileges necessary or desirable for the normal conduct of such business,

     5.18. REOUIRED HEDGE. Borrower shall hedge the floating interest expense for the full term of the Term Loan and the Converted Term Loan by maintaining with Bank or other counterparty acceptable to Bank an interest rate swap agreements in a notional amount equal at all time to the outstanding principal balance of said loans, and containing such other terms and conditions as shall be reasonably acceptable to Bank.

     5.19 PLEDGE OF STOCK. Borrower and each Guarantor shall from time to time execute and deliver to Bank a pledge and security agreement, in form and substance satisfactory to Bank, wherein said parties pledge to Bank a first priority and exclusive security interest all capital stock or similar equity interest owned by Borrower or any such Guarantor, in any Subsidiary. Borrower shall cause Andal Corp. to execute and deliver to Bank a pledge and security agreement wherein Andal Corp. pledges to Bank a first priority and exclusive security interest in all stock of MAI owned by Andal Corp.

     5.20 ANDAL COLLATERAL. Borrower shall cause Andal Corp. to pledge to MAI, pursuant to a pledge agreement in form satisfactory to Bank, that certain note by Eifeler Werkzeuge, Gmbh in the principal sum of S900,O00.00 dated June 15, 1995 and 352,700 shares of the common stock of Integrated Brands, Inc., to secure the loans by MAI to Andal Corp. permitted under paragraph 6.l(E), (F) and (G) below.

     5.21 UK MANAGEMENT FEE. Borrower shall cause Multi-Arc (U.K.) Limited to pay to MAI a monthly management fee of $25,000.00 on account of management services performed by MAI for Multi-Arc (U.K.) Limited.

                               VI

                 NEGATIVE COVENANTS OF BORROWER

     6.1 LOANS AND ADVANCES AND INVESTMENTS Borrower will not, and will cause each Guarantor to not without prior written consent of Bank, make any loans or advances to or investment in any Person except for (A) Investment Obligations;
(B) Loan by any Borrower or any Guarantor to any other Borrower or Guarantor;
(C) the loans evidenced by the MAI Note and the Vagle Note; (D) the loans evidenced by the Management Notes; B) loans by MAI to Andal Corp. up to the principal sum of $300,000.00 contemporaneous with the initial funding of the loans provided for herein to be applied by Andal Corp. on account of the existing deferred compensation owed to Alan Cohen and Andrew J. Frankel, (F) loans by MAI to Andal Corp. of up to $295,000.00 contemporaneous with the initial funding of the loans provided for herein, to be applied by Andal Corp. on account of the "Fleet Debt" owed to Alan Cohen, Andrew J. Frankel, Paul Milstein and Peter Flood, and (G) a loan by MAI to Andal Corp. of $50,000.00 contemporaneous with the initial funding of the loans provided for herein, to be applied by Andal Corp. on account of the Bonus Payment owing to Peter Flood under that certain Employment Agreement dated August 31,1996.

     6.2  FINANCIAL COVENANTS

          (A) Tangible Capital Funds. Borrower will not allow the Tangible Capital Funds of Borrower and each Qualified Obligor to be less than:

               (i) $7,500,000.00 from the date hereof through September 29,1998, and

               (ii) $8,500,000.00 from September 30, 1998 on.

          (B) Current Ratio. Borrower will not allow the Current Ratio of Borrower and the Qualified Obligors, on a consolidated basis, to be less than
1.5 to 1.0.

          (C) Cash Flow Coverage Ratio. Borrower will not allow the Cash Flow Coverage Ratio of Borrower and the Qualified Obligors, on a consolidated basis, calculated at the end of each fiscal quarter, to be less

               (i) 1.1 to 1.0 through the fiscal quarter ending September30,
                   1996, and

               (ii) 1.2 to 1.0 as of the fiscal quarter ending December 31,
                    1996, and each fiscal quarter thereafter.

          (D) Capital Expenditures. Borrower and all Qualified Obligors will not in any fiscal year make Capital Expenditures in excess of $4,000,000.00 in the aggregate, on a non-cumulative basis.

          (E) Working Capital. Borrower will not allow the Working Capital of Borrower and the Qualified Obligors on a consolidated basis, to be less than $2,000,000.00.

          (F) Debt Ratio. Borrower will not allow the ratio of (i) the Total Liabilities of Borrower and Qualified Obligors, on a consolidated basis, minus Subordinated Debt to (ii) their Tangible Capital Funds, to exceed 1.8 to
1.0 from the date hereof through September 29,1998, and 1.50 to 1.0 from September 30, 1998 on.

          Compliance with the foregoing covenants shall be calculated as of the end of each fiscal quarter.

     6.3 LIENS Borrower will not allow or suffer any Lien to exist on any of its or any Qualified Obligor's assets except for Permitted Encumbrances.

     6.4 LIMITATION ON INDEBTEDNESS Borrower and each Guarantor will not, without the prior written consent of Bank, create, incur, assume or suffer to exist any Indebtedness except Permitted Indebtedness.

     6.5 CERTIFICATE OF INCORPORATION AND BY-LAWS Borrower will not amend or otherwise modify its Certificate of Incorporation or By-Laws.

     6.6 TRANSACTIONS AMONG AFFILIATES Except as otherwise expressly set forth herein, Borrower will not (A) become a party to any transaction with an Affiliate of Borrower unless the terms and conditions relating to such transaction are as favorable to Borrower as would be obtainable at the time in a comparable arms-length transaction with a Person other than an Affiliate or
(B) pay or incur any obligation to pay any management, service, consulting or similar fees to any Affiliate or pay any operating or other expenses of Andal Corp. other than a monthly management fee of not more than $25,000.00 to Andal Corp.

     6.7 SPECIAL COVENANTS AS TO ASSETS Borrower covenants that until satisfaction in full of all Obligations of Borrower to Bank and until termination of this Agreement: (A) no Inventory shall be stored with a bailee, warehouseman or similar party without Bank's prior written consent and, if Bank gives such consent, Borrower will concurrently therewith cause any such bailee, warehouseman or similar party to issue and deliver to Bank, in form and substance acceptable to Bank, warehouse receipts therefor in Bank's name.
(B) Borrower will not hold any Goods belonging to third parties or in which other parties have an interest, including any Goods sold on a bill and hold basis, except as set forth on Exhibit "A". (C) Borrower will not purchase or otherwise hold Goods on a consignment basis except as set forth on Exhibit "A".
(D) Except as set forth on Exhibit "A", none of Borrower's Inventory will be of a nature that contains any labels, trademarks, trade names, or other identifying characteristics which are the property of third parties and the use of which by Borrower is in violation of the rights of such third parties or a violation of any license, royalty or similar agreements with any third parties. (E) Except as set forth on Exhibit "A", Borrower will not allow any Goods of Borrower to be held by any Person in the future without the prior written consent of Bank. (F) Except upon prior written notice to Bank, Borrower will not in the future purchase any Inventory or Equipment except in the ordinary course of business from Persons customarily in the business of selling such Inventory or Equipment. (G) Borrower will not, without prior written consent of Bank, remove the Collateral from its present location, except for the removal of Inventory upon its sale; (H) Borrower will not sell or transfer any Inventory to any Affiliate or Subsidiary. (I) Borrower will not sell, lease or transfer any of its Equipment or other assets without the prior written consent of Bank except for sales of Inventory in the ordinary course of business to good faith purchasers for value. (J) Borrower will not cause any surety bonds to be issued on its behalf in connection with any contracts or purchase orders except upon not less than ten (10) days prior written notice to Bank.

     6.8 PREPAYMENTS OF INDEBTEDNESS Borrower will not and will not allow any Guarantor to prepay or obligate itself to prepay in whole or in part, any Indebtedness (other than any Indebtedness due hereunder).

     6.9  FISCAL YEAR Borrower will not change its fiscal year.

     6.10 ISSUANCE OF ADDITIONAL CAPITAL STOCK Borrower will not issue any additional stock or other equity interest of Borrower or options or warrants for the issuance of stock or other equity interest of Borrower other than the issuance of common stock to its existing stockholders and except in accordance with the Convertible Subordinated Debentures constituting a portion of the existing Subordinated Debt.

     6.11 CHANGE IN ACCOUNTING PRINCIPLES Borrower will not change or permit any change in accounting principlcs applied to Borrower, except as required by GAAP.

     6.12 SALE AND LEASEBACK Borrower will not, and will not allow any Guarantor to enter into any arrangement with any Person providing for the leasing by Borrower or such Qualilied Obligor of property which has been or is to be sold or transferred by Borrower or such Qualified Obligor to such Person or to any other Person to whom funds have been or are to be advanced by such Person on the security of such property or rental obligations of Borrower or such Qualified Obligor.

     6.13 MAINTAIN CORPORATE EXISTENCE AND NATURE OF BUSINESS (A) Borrower will not, and will not allow any Guarantor, to allow its corporate existence to be other than in good standing and will not, without the prior written consent of Bank, dissolve or liquidate, or merge or consolidate with or acquire or affiliate with any other business entity or form any Subsidiary except upon compliance with paragraph 5.5 hereof.

          (B) Borrower will not, and will now allow any Qualified Obligor, to change its name without furnishing to Bank at least ten (10) days prior written notice thereof.

          (C) Borrower will not utilize any trade name not set forth on Exhibit "A" without furnishing to Bank at least ten (10) days prior written notice thereof.

          (D) Borrower will not allow any Qualified Obligor to change the nature of its business.

     6.14 DIVIDENDS; REDEMPTION'S Borrower will not, without the prior written consent of Bank, pay or declare any cash or property dividends, nor otherwise make a distribution of capital or income, nor redeem, retire or repurchase any stock of Borrower, provided that so long as no Default or Event of Default exists each Borrower other than MAI may declare and pay dividends to its parent corporation.

     6.15 DISPOSAL OF ASSETS Borrower will not allow any Qualified Obligor to sell, lease, transfer or otherwise dispose of (A) any of the Collateral or (B) any of its other assets except in the ordinary course of business to third parties unaffiliated with Borrower in arms length transactions. Borrower will not and will not allow any Qualified Obligor to sell, discount or otherwise dispose of any of its notes or Accounts Receivable or other obligations owing to Borrower or such Qualified Obligor except for the purpose of collection in the ordinary course of business.

     6.16 HAZARDOUS SUBSTANCES Borrower will not cause or permit or allow any Obligor to cause or permit to exist a Dumping of hazardous substances or wastes into the atmosphere or waters or onto lands resulting in damage to the Natural Resources unless the Dumping is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state, or local governmental authorities.

     6.17 SPECIAL COVENANTS AS TO VAGLE NOTE Each Original Borrower covenants that:

          (A) Before or after an Event of Default hereunder, Bank shall be entitled to receive directly from Vagle any prepayments under the Vagle Note and after the occurrence of an Event of Default all payments under the Vagle Note;

          (B) Bank shall not be required to take any steps necessary to preserve any rights against any parties under the Vagle Note;

          (C) It will not, with the prior wrilten consent of Bank, amend modify or terminate the Vagle Note or waive compliance with any of the terms thereof, or exercise any other rights thereunder;

          (D) It will not interfere with Bank's exercise of the rights of the Original Borrowers under the Vagle Note.

     6.18 SPECIAL COVENANTS AS TO MAI NOTE Vagle covenants that:

          (A) Before or after an Event of Default hereunder, Bank shall be entifled to receive directly from MAI any prepayments under the MAI Note and after the occurrence of an Event of Default all payments under the MAI Note;

          (B) Bank shall not be required to take any steps necessary to preserve any rights against any parties under the MAI Note;

          (C) It will not, with the prior written consent of Bank, amend modify or terminate the MAI Note or waive compliance with any of the terms thereof, or exercise any other rights thereunder;

          (D) It will not interfere with Bank's exercise of the rights of Vagle under the MAI Note.

                              VII

                       EVENTS OF DEFAULT

    The occurrence of any of the following shall constitute an Event of
Default:

     7.1 NON-PAYMENT Failure on the part of any Obligor to pay any Obligation to Bank or any Bank Affiliate when due.

     7.2 NON-PERFORMANCE Failure on the part of any Obligor to perform when such perfermance is due any term, covenant or condition contained in any Loan Document or any other agreement now existing or hereafter entered into with Bank or any Bank Affiliate, including without limitation any swap agreement (as defined in 11 U.S.C. Section 101) or in any document executed in connection with any such agreements and with respect to nonperformance with the paragraphs 5.l(A)(B) and (C), 5.3, 5.4, 5.6, 5.7, 5.8, 5.10, 5.12, 5.15,
and 5.16 hereof, such performance is not cured within ten (10) days of the date such performance was due.

     7.3 MISREPRESENTATION Any representation, covenant or warranty made by any Obligor in this Agreement, or any Loan Document, or in connection with any instrument of guaranty or security furnished to Bank or any Bank Affiliate shall have proved to have been inaccurate in any substantial or material respect as of the date or dates with respect to which it is deemed to have been made.

     7.4 OTHER LIEN Borrower or any Obligor shall have caused or permitted a security interest or Lien, perfected or otherwise, other than the security interest and Liens specifically provided for or permitted hereunder, to be created in any of its assets, or shall have failed to take any action requested by Bank to perfect or protect the security interests and Liens provided for herein.

     7.5 INSOLVENCY Any Obligor shall have applied for or consented to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its assets; a custodian shall have been appointed with or without consent of any Obligor; any Obligor is generally not paying its debts as they become due; has made a general assignment for the benefit of creditors; has been adjudicated insolvent; or has filed a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any insolvency law, or an answer admitting the material allegations of a petition in any bankruptcy, reorganization or insolvency proceeding; or taken corporate action for the purpose of effecting any of the foregoing; or an order, judgment or decree shall have been entered, without the application, approval or consent of any Obligor by any court of competent jurisdiction approving a petition seeking reorganization of any Obligor, or appointing a receiver, trustee, custodian or liquidator of any Obligor, or a substantial part of its assets and such order, judgment or decree shall have continued unstayed and in effect for any period of forty-five (45) consecutive days; or a petition in bankruptcy shall have been filed against any Obligor and shall not have been dismissed for a period of thirty (30) consecutive days, or if an Order for Relief has been entered under the Bankruptcy Code, or if any Obligor shall have suspended the transaction of its usual business.

     7.6 JUDGMENT OR LIEN Entry of a judgment, issuance of any garnishment, attachment or distraint, the filing of any lien or of any governmental attachment against any property of Borrower or any Obligor which entry, issuance, attachment or filing shall have continued unstayed and in effect for a period of thirty (30) consecutive days.

     7.7 NONCOMPLIANCE WITH LEASES OR LAWS Failure of Borrower or any Obligor to comply with the terms and conditions of any lease covering the premises where any of its assets are located, including the Collateral, or with any orders, ordinances, laws or statutes of any city, state or other governmental department having jurisdiction with respect to such premises or the conduct of business thereon.

     7.8  ADVERSE CHANGE A Material Adverse Change has occurred of any
Obligor.

     7.9 MISREPRESENTATION OF FACT The determination by Bank that a material misrepresentation of fact has been made by any Obligor in any writing supplementary or ancillary hereto.

    7.10 TRANSFER OF OWNERSHIP The sale or transfer, without the prior written consent of Bank, of any of the capital stock of Borrower, or without the prior written consent of Bank, the issuance of any additional capital stock of Borrower except as permitted under paragraph 6.10 hereof.

     7.11 CHANGE IN MANAGEMENT If Peter Flood or Walter Kreil cease to be actively engaged in the management of Borrower as chief executive officer and chief financial officer respectively absent the written consent of the Bank to the contrary in the good faith exercise of its discretion.

     7.12 ERISA If (A) any Reportable Event occurs and shall be continuing for thirty (30) days after notice from Bank to Borrower, or (B) any Plan shall be terminated, or (C) the Plan administrator of any Plan shall file with the Pension Benefit Guaranty Corporation ("PBGC") a notice of intention to terminate such Plan, or (D) the PBGC shall institute proceedings to terminate any Plan or appoint a trustee to administer any Plan, and, if in any of the cases set forth in (A) through (D) above, Bank reasonably determines in good faith that any Plan will be terminated and that the amount of the unfunded guaranteed benefits (within the meaning of Title IV of ERISA) resulting upon termination of such Plan would have a material adverse effect on the financial condition and properties or operation of Borrower if a lien against the assets of Borrower were to result under ERISA.

     7.13 DEFAULT IN OBLIGATIONS TO THIRD PARTIES Borrower or any Obligor is in default beyond any applicable grace or cure period of any material obligation to any third party.

     7.14 LICENSES If any license or permit necessary for the continued operation of Borrower's or any Obligor's customary business is revoked, suspended, terminated or not renewed.

     7.15 TRANSFER OF ASSETS. Any Obligor transfers or sells all or substantially all of its assets, without the prior written consent of Bank.

     7.16 TERMINATION OF GUARANTY. Any guarantor of the Obligations of Borrower to Bank revokes or terminates his (its) guaranty of the Obligations.

     7.17 LOAN DOCUMENTS. Any Loan Document ceases to be in full force and effect or the validity or enforceability thereof is contested by any Obligor or any representative thereof.

                              VIII

       CONSEOUENCE OF EVFNT OF DEFAULT

    In case any Event of Default shall have occurred, then and in every such Event of Default, Bank may take any or all of the following actions, at the same time or at different times and in such order as the Bank may determine, provided that upon the occurrence of an Event of Default under paragraph 7.5 hereof the credit facilities under this Agreement shall automatically terminate and all Obligations shall automatically be immediately due and payable.

     8.1 ACCELERATION Declare all loans, sums and Obligations owing Bank from Borrower under this Agreement or any other agreement or loan between Bank and Borrower and Bank Affiliate to be forthwith due and payable, whereupon all such sums shall forthwith become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower. If there are any outstanding Bank Letters of Credit, Borrower shall, in addition to paying and satisfying in full all other Obligations to Bank, pay to Bank an amount equal to the aggregate outstanding balance of all such Bank Letters of Credit and which shall automatically be subject to a Lien in favor of Bank to secure all Obligations to Bank with respect to said Bank Letters of Credit. Any sums paid to Bank shall be applied first to the Obligations of Borrower to Bank other than with respect to said Bank Letters of Credit, in such order as Bank may determine and last to the Obligations with respect to the Bank Letters of Credit.

     8.2 POSSESSION Proceed with or without judicial process to take possession of all or any part of the Collateral provided for herein not already in the possession of Bank and Borrower agrees that upon receipt of notice of Bank's intention to take possession of all or any part of said Collateral, Borrower will do everything reasonably necessary to assemble the Collateral and make same available to Bank at a place to be designated by Bank. Borrower hereby waives any and all rights it may have, by statute, constitution or otherwise to notice or a bearing to determine the probable cause of Bank to obtain possession, by Court proceedings or otherwise, of the Collateral provided for in this or in any other agreement with Bank.

     8.3 METHODS OF SALE So long as Bank acts in a commercially reasonable manner, assign, transfer and deliver at any time or from time to time the whole or any portion of the Collateral or any rights or interest therein in accordance with the Uniform Commercial Code, and without limiting the scope of Bank's rights thereunder, Bank may sell the Collateral at public or private sale, or in any other manner, at such price or prices as Bank may deem best, and either for cash or credit, or for future delivery, at the option of Bank, in bulk or in parcels and with or without having the Collateral at the sale or other disposition. Bank shall have the right to be the purchaser at any public sale. Bank shall have the right to conduct such sales on Borrower's premises or elsewhere and shall have the right to use Borrower's premises without charge for such sales for such time or times as Bank may see fit. Bank is hereby granted license or other right to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and Borrower's rights under all licenses and franchise agreements shall inure to Bank's benefit. Borrower agrees that a reasonable means of disposition of Accounts shall be for Bank to hold and liquidate any and all Accounts. In the event of a sale of the Collateral, or any other disposition thereof, Bank shall apply all proceeds first to all costs and expenses of disposition, including attorneys' fees, and then to interest, then to the principal component of the Obligations of Borrower to Bank in such order as Bank deems appropriate.

     8.4 RETENTION OF COLLATERAL Elect, subject to Section 9-505(2) of the Uniform Commercial Code, to retain the Collateral or any part thereof in satisfaction of all Obligations due from Borrower to Bank upon notice of such proposed election to Borrower and any other party as may be required by the Uniform Commercial Code.

     8.5 SET-OFF Bank shall have the right immediately, and without notice or other action to set-off against any of the Obligor's Obligations to Bank any sum owed by Bank in any capacity to any Obligor whether due or not, and Bank shall be deemed to have exercised such right of set-off and to have made a charge against any such sum immediately upon the occurrence of such Event of Default, even though the actual book entries may be made at some time subsequent thereto.

     8.6 ATTORNEYS' FEES AND EXPENSES Add to the Obligations of Borrower, Bank's reasonable expenses to obtain or enforce payment of any Obligations hereunder or in connection with any insolvency proceedings of Borrower or any Obligor and the enforcement or liquidation of any debt hereunder shall include reasonable attorneys' fees plus other legal expenses incurred by Bank.

     8.7 DEFAULT INTEREST Increase the rate of interest under any Obligations to a rate of four (4%) percent in excess of the rate otherwise in effect under the Obligations. Unless otherwise agreed by Bank, this increase in interest rate shall he retroactive to the date of the first occurrence of an Event of Default.

     8.8 BANK'S PERFORMANCE OF BORROWER'S OBLIGATION If Borrower fails to comply with any of the covenants or perform any of its obligations set forth herein or in any other Loan Document, Bank may, but shall have no obligation to, perform any such obligations or undertake any act to cause such covenant to be complied with, including, but not limited to, discharging any Lien on any asset other than Pertntitted Encumbrances. Any and all sums, and all costs and expenses incurred by Bank in so performing or causing compliance, shall be payable on demand together with interest at the default rate provided for in paragraph 8.7 hereof from the date of any such payment by Bank until the date paid by Borrower. Any such performance by Bank shall not cure any Default or Event of Default by Borrower.

     8.9 OTHER REMEDIES Exercise any other remedies under the Uniform Commercial Code or other applicable law, or any other Loan Document, including but not limited to proceeding to enforce its right by suit in equity, action at law or other appropriate proceeding, whether for payment or the specific performance of the covenants or agreements contained in this Agreement or any other Loan Document.

                               IX

                         MISCELLANEOUS

     9.1 NO WAIVER Borrower agrees that no delay on the part of Bank in exercising any power or right hereunder or any other Loan Document shall operate as a waiver of any such power or right, nor act as a consent to any departure by Borrower from any of the terms or conditions hereof or thereof, preclude other or further exercise thereof, or the exercise of any other power or right. No waiver whatsoever shall be valid unless in writing signed by Bank and then only to the extent set forth therein.

     9.2 MODIFICATION OR AMENDMENT This Agreement and every other Loan Document cannot be changed orally and cannot be changed by an executory agreement unless such agreement is in writing and signed by all parties hereto by their duly authorized officers.

     9.3 CERTAIN WAIVER(S) (A) Borrower waives presentment, dishonor and notice of dishonor, protest and notice of protest of all commercial papers at any time held by Bank on which Borrower is in any way liable.

          (B) Borrower waives any right, if any, it may have to require Bank to proceed against any Collateral or any other Obligor before proceeding against Borrower in enforcing any of its rights or remedies, and waives any right, if any, to claim a fair market value credit with respect to any Collateral whether before or after the sale or other disposition of any Collateral.

     9.4 ONE INSTRUMENT The provisions of this Agreement shall be in addition to those of any notes or other evidence of the Obligations held by Bank relating to this particular transaction, all of which shall be construed as one instrument.

     9.5 LAW OF NEW JERSEY This Agreement and all other Loan Documents and the rights of the parties hereto and thereto shall be governed by the internal laws of the State of New Jersey without regard to conflict of laws.

     9.6 JURISDICTION Borrower hereby irrevocably consents to the jurisdiction of the Courts of the State of New Jersey or any Federal Court in such State in connection with any action or proceeding arising out of or related to this Agreement or any other Loan Document. In any such litigation, Borrower waives personal service of any Summons, complaint or other process and agrees that service may be made by certified or registered mail to it, at the address provided herein. The Borrower agrees that any action brought by Borrower shall be commenced and maintained only in a court in the Federal judicial district or county in which the Bank has its principal place of business in New Jersey.

     9.7 SUCCESSORS OR ASSIGNS: JOINT AND SEVERAL LIABILITY This Agreement and all other Loan Documents shall be binding upon and shalt inure to the benefit of the parties hereto, their respective successors and assigns, provided, however, that Borrower shall not have any right to assign any of its rights hereunder or under any other Loan Documents. The obligations of each Borrower hereunder and under each other Loan Document shall be joint and several.

     9.8 RIGHTS CUMULATIVE The rights and remedies herein expressed or in any other Loan Document to be vested in or conferred upon Bank shall be cumulative and shall be in addition to and not in substitution for or in derogation of the rights and remedies conferred upon secured creditors by the Uniform Commercial Code or any other applicable law.

     9.9 NOTIFICATION OF DISPOSITION OF COLLATERAL Any notification of a sale or other disposition of the Collateral will be sufficient if given in the manner set forth in Paragraph 9.10 hereof not less than five (5) days prior to the day on which such sales or other disposition will be made, and such notification shall be deemed reasonable notice.

     9.10 ADDRESSES OF NOTICES Any written notice required or permitted to be given by this Agreement shall be given or made in writing, including telecopy, and shall be, as elected by the party giving such notice, served personally by messenger or courier service, telecopied (followed up by a mailing), or mailed in the United States by prepaid, registered or certified mail, return receipt requested, to the following:

If to Borrower:                    Multi-Arc Inc.
                                   200 Roundhill Drive
                                   Rockaway, NJ 07866
                                   FAX:  (201)625-2244

with a copy (except for            Dillon, Bitar & Luther
routine notices with respect       53 Maple Avenue
to Borrowings bereunder and        Moristown, NJ 07963
the like) to:                      ATTN:  Mary A. Powers, Esq.
                                   FAX:  (201) 292-2960

Ifto Bank:                         FIRST UNION NATIONAL BANK
                                   550 Broad Street
                                   Newark, New Jersey 07102
                                   Att:  Theodore Bossert
                                   Fax:  (201) 565-3908

with a copy (except for            STRYKER, TAMS & DILL
routine notices with               Two Penn Plaza East
respect to borrowings              Newark, New Jersey 07105
hereunder and the like) to         Attn:  Alan D. Wiener
                                   Fax:  (201)491-9692

Any notice given in accordance with the provisions of this paragraph shall be deemed effective, if hand delivered, on the date of such delivery, or on the date telecommunicated if telecopied, or if mailed, on the date upon which the return receipt is signed or delivery refused or the notice is designated by the postal authorities as not deliverable, as the case may be. Each party may give notice to each of the other parties of a change of its address for the purpose of giving notice under this paragraph which, thereafter until changed by like notice, shall be the address of such party for purposes of this Agreement.

     9.11 TITLES The titles and headings indicated herein are inserted for convenience only and shall not be considered a part of this Agreement or in any way limit the construction or interpretation of this Agreement.

     9.12 DISCLOSURE Bank is hereby authorized to disclose any financial or other information it may have about Borrower to any present or future participant or prospective participant, any regulatory body or agency having jurisdiction over Bank, or to any Person which succeeds to all or any part of Bank's Interest herein.

     9.13 SALE, ASSIGNMENT OR PARTICIPATIONS. The Bank may from time to time sell or assign, in whole or in part, or grant participations in some or all of the Loan Documents and/or the Obligations evidenced hereby. The holder of any such sale, assignment or participation, if the applicable agreement between the Bank and such holder so provides, (i) shall be entitled to all of the rights, obligations and benefits of the Bank and (ii) shall be deemed to hold and may exercise the rights of setoff or banker's lien with respect to any and all obligations of such holder to the Borrower, in each case as fully as though the Borrower were directly indebted to such holder. The Bank may in its discretion, give notice to the Borrower of such sale, assignment or participation; however, the failure to give such notice shall not affect any of the Bank's or such holder's rights hereunder. The Borrower authorizes the Bank to provide information concerning the Borrower to any prospective purchaser, assignee or participant. The information provided may include, but is not limited to, amounts, terms, balances, payment history, return item history and any financial or other information about the Borrower. The Borrower agrees to indemnify, defend, release the Bank, and hold the Bank harmless, at the Borrower's cost and expense, from and against any and all lawsuits, claims, actions, proceedings, or suits against the Bank or against the Borrower and the Bank, arising out of or relating to the Bank's reporting or disclosure of such information.

     9.14 INTEREST LIMITATION It is the intention of Bank and Borrower to conform strictly to the Laws of the State of New Jersey or the laws of such other jurisdiction which may be found to apply to the subject transaction relating to the maximum rate of interest which may be lawfully contracted for or charged. Nothing contained in this Agreement or any other Loan Document shall be construed to mean that Borrower has contracted to pay or is obligated to pay any sum or sums to Bank in excess of those which may lawfully be charged or contracted for under applicable law of the State of New Jersey or other applicable law. If any provision of this Agreement or ally of the other Loan Documents shall require payment of any sum or sums of interest in excess of the maximum Permitted rate which may be lawfully contracted for or charged, then Borrower and Bank agree that such result is as a consequence of their inadvertence and/or mistake, and the interest charge for which Borrower is liable under this instrument shall be recomputed for the sole and limited purpose of determining the extent of the obligations and liabilities of Borrower to Bank so that the interest charges for which Borrower is liable shall not exceed the maxinium permitted rate which is determined to be applicable. Additionally, any sums of interest which are collected by Bank from Borrower or other source in connection with the loan evidenced hereby which are in excess of the maximum permitted rate shall, for the sole and limited purpose of determining the extent of the obligations and liabilities of Borrower to Bank, be credited against the amount of principal for which Borrower is liable to Bank after giving effect to any recomputation and adjustment required pursuant to the foregoing provisions of this section, or if such outstanding principal balance and interest are paid in full, any such excess shall be remitted by Bank to Borrower.

     9.15 INDEMNIFICATION Borrower hereby agrees to and does hereby indemnify, protect, defend and save harmless Bank and any member, officer, director, official, agent, employee and attorney of Bank, and its respective heirs, successors and assigns (collectively, the "Indemnified Parties"), from and against any and all losses, damages, expenses or liabilities of any kind or nature and from any suits, claims or demands, including reasonable counsel fees incurred in investigating or defending such claim, suffered by any of them and caused by, relating to, arising out of, resulting from, or in any way connected with the Loan Documents and the transactions contemplated therein or the Collateral (unless caused by the gross negligence or willful misconduct of the Indemnified Parties) including, without limitation: (i) losses, damages, expenses or liabilities sustained by Bank in connection with any environmental cleanup or other remedy required or mandated by any environmental law; (ii) any untrue statement of a material fact contained in information submitted to Bank by Borrower and/or any Obligor or the omission of any material fact necessary to be stated therein in order to make such statement not misleading or incomplete; (iii) the failure of Borrower and/or any Obligor to perform any obligations herein required to be performed by Borrower and/or any Obligor;
and (iv) the ownership, construction, occupancy, operations, use and maintenance of any of Borrower's and/or the Obligor's properties. The provisions of this paragraph shall survive termination of this Agreement and the other Loan Documents.

     9.16 SEVERABILITY AND CONSISTENCY The illegality, unenforceability or inconsistency of any provisions of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of Loan Document. The Borrower agrees that in the event of any inconsistency or ambiguity in any of the Loan Documents, the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

     9.17 INTEGRATION; NO THIRD PARTY BENEFICIARY This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. The Borrower and the Bank do not intend any of the benefits of this Agreement to inure to any third party and no third party shall have any status, right, or entitlement under this Agreemeut.

     9.18 JUDICIAL PROCEEDINGS: WAIVERS THE BORROWER AND THE BANK ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE BANK OR THE BORROWER OR ANY SUCCESSOR OR ASSIGN OF THE BANK OR THE BORROWER, OR ON WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO OR THERETO SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (ii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE BANK WOULD NOT EXECUTE THIS AGREEMENT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their proper and duly authorized officers as of the day and year first above written.



                         Multi-Arc Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         Multi-Arc, Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         Vagle Technology, Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         Multi-Arc of Ohio, Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         Scientific Coatings of Illinois, Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         Scientific Coatings, Inc.



                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President


                         SCI Coatings Southwest Inc


                         By:  /s/ Peter D. Flood
                             Name:  Peter D. Flood
                             Title:  President

                         First Union National Bank


                         By:  /s/ Peter C. DeLuca
                             Name:  Peter DeLuca
                             Title   Vice President

EXHIBIT 10(r)

                      EMPLOYMENT AGREEMENT

     AGREEMENT, dated as of the 31st day of August 1996, between Andal Corp. (the "Company"), a New York corporation, and Walter N. Kreil, Jr. (the "Executive").

                      W I T N E S S E T H:

     WHEREAS, the Company desires to employ the Executive on the terms and conditions set forth in this Agreement and the Executive is willing to accept employment with the Company on such terms and conditions; now, therefore,

     IN CONSIDERATION of the premises and the mutual covenants herein contained, the parties hereto hereby agree as follows:


SECTION 1.  TERM OF EMPLOYMENT.

     The Company will employ the Executive, and the Executive hereby accepts employment by the Company, on the terms and conditions contained in this Agreement for the period commencing upon the date of this Agreement and ending August 31, 2001 (the "Initial Term"). The term of the Executive's employment under this Agreement (the "Term") will continue thereafter year to year (each extended year-term, an "Extended Term"), unless either party gives to the other notice at least one hundred and eighty (180) days prior to end of the Initial Term (or, if this Agreement is extended past the Initial Term, the end of any Extended Term) of such party's intention to terminate this Agreement as of the end of such Term or Extended Term.

In no event will any Extended Term extend beyond the end of the year next following the Executive's 70th birthday (such date being referred to in Section 5.1 as the "Retirement Date").

SECTION 2.  DUTIES.

     2.1 During the Term, the Executive shall serve as the Company's Chief Financial Officer, with such additions to the scope of the duties of his employment within the Company's field of operations or those of the Company's subsidiaries or affiliated corporations as the Board of Directors of the Company shall determine.

     2.2 If elected by the Board, the Executive agrees to serve as a member of the Board of Directors of the Company and as Executive Vice-President of The Company.

     2.3 The Executive shall devote his time, energy and skill during regular business hours to the affairs of the Company and its subsidiaries and affiliated corporations and to the promotion of their interests, provided that the Executive may serve as a director of such business and not-for-profit corporations as the Board of Directors shall consider not materially adverse to the interests of the Company.

SECTION 3.  CURRENT COMPENSATION.

     3.1 Signing Bonus. Upon signing the Agreement, the Company shall become immediately obligated to pay to the Executive a bonus of $50,000 of which $10,000 (each payment, a "Bonus Payment," and collectively, the "Bonus Payments") shall be paid within ninety days of the date of this Agreement and the remainder as soon as possible thereafter. The Company may defer such payment until such time as the Board of Directors determines that the Company's cash flow is sufficient to make such payment.

     3.2 Base Compensation. During the Term, the Company shall cause its principal subsidiary, Multi-Arc Inc. ("MAI"), to pay the Executive a Base Compensation as follows in the indicated contract years:

               1st     $149,350
               2nd      156,500
               3rd      164,000
               4th      172,000
               5th      180,000

The Base Compensation shall be payable in equal installments in accordance with the Company's normal practices for payment of executives. It is understood that the aforementioned Base Compensation is a minimum annual Base Compensation and is subject to such additional compensation and increases as the Board of Directors, in its sole discretion, may award; provided, however, that nothing contained herein shall be deemed to create any obligation on the part of the Board of Directors to exercise its discretion in favor of any such increase in Base Compensation or to constitute a representation that any such increase will be awarded.

     The Company shall cause MAI to provide supplements to the Executive in the form of salary to enable him to pay interest on funds lent to the Company in the aggregate amount of $5,000 a year, to be reduced each year in the amount of $50 per $1,000 of principal amount of indebtedness retired.

     3.3 Incentive Compensation. During the term of the Agreement, the Company shall provide an incentive program for executive officers, which shall be the reasonable equivalent to the existing Corporate Management Incentive Plan of MAI, effective as of the date of this Agreement, a copy of which has been provided to the Executive and which is incorporated herein by reference.

     3.4 Reimbursement for Expenses. During the Term, the Company will further reimburse the Executive for all documented expenses properly incurred by the Executive in the performance of the Executive's duties under this Agreement. In addition, the Company shall pay to the Executive a monthly car allowance of not more than $500 per month in lieu of providing a company-leased automobile.

     3.5 Other Benefits. In addition to the benefits specified in Sections 3.1 through 3.4, during the Term the Executive will be entitled to participate in any present and future life, disability or health insurance, pension or retirement plan adopted by the Company for the general and overall benefit of principal executives of the Company. The Board of Directors may, in its absolute discretion, determine to provide greater or different benefits than required hereby to the Executive. Executive acknowledges that his incentive compensation and other entitlements hereunder shall be in lieu of any right he might otherwise have to participate in any profit-sharing or employee stock membership plan or other compensation or incentive plan of the Company or MAI. Notwithstanding the foregoing, in the event the Company adopts a new stock option plan, Executive will be a participant subject to the discretion of the Board of Directors.

SECTION 4.  NONASSIGNABILITY OF BENEFITS.

     No benefit under this Agreement shall be subject in any manner to anticipation, alienation, sale, transfer or assignment by the Executive, his beneficiaries or his estate, nor shall any benefit in any manner be liable for or subject to attachments or legal process for or against the Executive, his beneficiaries or his estate.

SECTION 5.  TERMINATION OF AGREEMENT.

     5.1 Termination Generally. The Term, and all liabilities and obligations of the Company to the Executive under this Agreement, shall cease and terminate upon the earliest of the events specified below, provided that such termination shall not affect the right of the Executive or his estate or beneficiaries to receive any salary or bonus accrued but unpaid, and shall not affect any vested rights which the Executive may have at the time of his death pursuant to any insurance or other death benefit plans or any other plans, policies or arrangements of the Company or any of its subsidiaries or affiliated corporations. The dates and events upon which such termination shall occur are:

          (a)     the disability of the Executive, subject to Section 5.3; or

          (b)     the death of the Executive, subject to Section 5.3; or

          (c)     the occurrence of the Retirement Date described in Section
                  1.0; or

          (d)     termination for cause as described in Section 5.2

     For purposes of this Agreement, "disability" shall mean the inability of the Executive to perform his duties hereunder for a period of six (6) consecutive calendar months, or an aggregate of eight (8) calendar months in any twelve (12) month-period, by virtue of illness or physical or mental incapacity or disability (from any cause or causes whatsoever) in substantially the manner and to the extent required hereunder, as determined by the Board of Directors of the Company in its reasonable discretion.

     5.2 Termination for Cause. The Company may terminate Executive's employment, immediately and without notice, for cause, in which event after the date of termination no further Base Compensation or Incentive Compensation shall be payable to Executive. The term "cause" shall mean (i) a material breach by Executive of the provisions of Sections 6, 7, 8 or 9 of this Agreement, (ii) repeated acts of dishonesty, (iii) breach of trust or other action by which Executive obtains personal gain at the expense of or to the detriment of the Company, (iv) repeated failure to perform customary duties of his position following notice from the Board (with Executive not participating or voting if Executive is a director) or (v) conviction of Executive of any felony or any other crime relating to the performance of his duties.

     5.3 Death or Disability. If the Executive dies or is disabled during the Term, the Executive's estate or the Executive, as the case may be, shall be entitled to receive the Base Compensation provided in Section 3.2 for the calendar quarter during which death or disability occurs and the succeeding two calendar quarters.

SECTION 6.  ASSIGNMENT AND DISCLOSURE OF INVENTIONS.

     6.1 For purposes of this Agreement, the term "Inventions" means all inventions, discoveries, improvements or modifications to inventions or discoveries, whether patentable or not, which are conceived of, reduced to practice, or both conceived of and reduced to practice, by the Executive at any time during the employee's period of employment and which are used or useful by the Company in any of its lines of business.

     6.2     The Executive hereby assigns all Inventions to the Company.

     6.3 The Executive will disclose any Invention promptly to the Company and the Executive hereby assigns the Company all rights to any Invention. The Executive will sign all documents necessary for the Company to apply for and obtain domestic and foreign patents for Inventions. The obligations of the Executive to sign such documents will continue beyond the termination of employment with respect to Inventions, discoveries and improvements, whether patentable or not, conceived or made by the Executive during the period of employment.

SECTION 7.  AVOIDANCE OF CONFLICT OF INTEREST.

     While employed by the Company, Executive will not engage in any other business activity which conflicts with Executive's duties to the Company. Under no circumstances will Executive be employed by, be a consultant to or otherwise act on behalf of any competitor or have any financial interest in any competitor of the Company; provided, however, that this Agreement does not prohibit investment of a reasonable part of Executive's assets in the stock or securities of any competitor whose stock or securities are publicly traded.

SECTION 8.  CONFIDENTIALITY.

     8.1 Executive recognizes and acknowledges that the systems and software which the Company owns, plans or develops, or acquires from third parties, whether for its own use or for use by its clients, are developed as a result of an expenditure of time and expense, are confidential in nature and are the trade secrets, proprietary to and the property of the Company. Executive further recognizes and acknowledges that in order to enable the Company to perform services for its clients, such clients may furnish to the Company confidential information concerning their business affairs, property, methods of operation, lists of customers and customer information or other data and that the good will afforded to the Company depends upon, among other things, the Company and its Executives keeping such services and information confidential.

     8.2 For the purposes of this Agreement, a "Trade Secret" is any scientific or technical information, design, process, procedure, formula or improvement that is valuable and not generally known to competitors of the Company including but not limited to computer software programs. Examples are the specialized information and technology relating to the Company's business. "Confidential Information" is any data or information, other than Trade Secrets, that is competitively sensitive, and not generally known to the public, including but not limited to the Company's customer lists, prospect lists, trading manuals, product development plans, marketing strategies and internal performance statistics.

     8.3 Executive shall not, for the duration of this Agreement, nor any time thereafter, without the prior written consent of the Company, disclose any Trade Secret or Confidential Information of the Company or its clients to its clients or any third parties, or, permit or cause any person or organization:

          (a) to copy or duplicate any physical form of the Company's Trade Secrets or Confidential Information to or from any medium except for archival, security or other regular business purposes; or

          (b) create or recreate, or attempt to create or recreate, the source programs, object code or any other aspect of the Trade Secrets or Confidential Information of the Company, in all or in part; or

          (c) to place such Trade Secrets or Confidential Information into the public domain.

     8.4 Executive shall limit access to all media containing the Company's and or its clients' Trade Secrets or Confidential Information to its employees and agents necessary to permit Executive to perform tasks require pursuant to this Agreement. Executive further agrees to store all media and documentation upon which the Company's and or its clients' Trade Secrets and Confidential Information are recorded in a secure place, except when being used, and will exercise all other reasonable precautions to prevent unauthorized access, whether direct or indirect. Executive shall not disclose, transfer, use, copy or allow access to any such Trade Secrets or Confidential Information to any employees or third parties.

     8.5 Upon the request of the Company and, in any event, upon the termination of Executive's employment, Executive will leave with the Company and or its clients' all computer programs, documentations, code, memoranda, notes, records, drawings, manuals, flow charts, or other documents pertaining to the Company's business or Executive's employment (including all copies thereof). Executive will also leave with the Company and or its clients all materials involving any Trade Secrets or Confidential Information of the Company or the Company's clients.

     8.6 During the course of employment, Executive agrees to treat all Trade Secrets and Confidential Information of the Company and its clients as confidential and to take all necessary precautions against disclosure of such information to third parties during and after the term of this Agreement.

SECTION 9.  RESTRICTIONS ON COMPETITION AND SOLICITATION.

     9.1 Executive recognizes that the scope of the Company's business is international in scope and not just limited to any single state or region of the United States. Executive covenants and agrees that from the date hereof and for a period of two (2) years after termination of this Agreement, he will not engage in any business, whether as officer, director, consultant, partner, guarantor, principal, agent, employee, advisor or in any other manner, which competes with the business of the Company as it is engaged in at the time of the termination of this Agreement, unless at the time of such termination or thereafter during the non-competition period the Company ceases to be engaged in such activity.

     9.2 Executive further agrees that, during the term of this Agreement, and for a period of two (2) years thereafter, Executive shall not attempt to sell any competing goods or services to any client to whom the Company introduces Executive, nor shall Executive do any work for or contract with any client or customer to whom the Company introduces Executive.

     9.3 During employment with the Company, and for a period of 2 years thereafter, Executive will not solicit, entice or persuade any other Executive of the Company or the Company's clients to leave the services of their Company for any reason.

     9.4 Executive agrees that the foregoing restrictions are fair and reasonable considering the scope of Executive's employment, salary and benefits provided by the Company and Executive further agrees that such restrictions will not unduly restrict or prohibit Executive from obtaining gainful employment in his or her chosen profession.

     9.5 The Company recognizes that the scope of this Section 9 may prevent Executive from obtaining comparable employment during the two (2) year period and, therefore, agrees to pay to Executive during such two (2) year period the Base Compensation, plus all employee benefits, reduced by any earned income from other sources received by Executive.

SECTION 10.  INJUNCTIVE RELIEF.

     Executive acknowledges that disclosure of any Trade Secrets or disclosure of any Confidential Information or any breach of any restrictive agreements contained herein will give rise to irreparable injury to Employer or clients of the Company. The damage done to the Company will be difficult to ascertain and the Company will be inadequately compensated in damages. Accordingly, the Company may seek and obtain injunctive relief against the breach or threatened breach of the foregoing undertakings, in addition to any other legal remedies which may be available. The Executive further acknowledges and agrees that covenants contained herein are necessary for the protection of the Company's legitimate business interests and are reasonable in scope and content.

SECTION 11.  SEVERABILITY.

     If any provision of this Agreement shall, for any reason, be adjudged by any court of competent jurisdiction to be invalid or unenforceable, such judgment shall not affect, impair or invalidate the remainder of this Agreement but shall be confined in its operation to the provision of this Agreement directly involved in the controversy in which such judgment shall have been rendered.

SECTION 12.  SUCCESSORS AND ASSIGNS.

     This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns and shall be binding upon and inure to the benefit of the Executive and his heirs, executors, administrators, legal representatives and assigns.

SECTION 13.  NOTICES.

     All notices, requests, demands and other communications hereunder must be in writing and shall be deemed to have been duly given if mailed by first class certified mail, return receipt requested, postage prepaid, addressed as follows:

          (a)  to the Executive:

               Walter N. Kreil, Jr.
               875 Bradford Avenue
               Westfield, NJ  07090

          (b)  to the Company:

               President
               Andal Corp.
               200 Roundhill Drive
               Rockaway, NJ  07866

Either party by notice in writing mailed to the other as hereunder provided may change the address to which future notices to such party shall be mailed.

SECTION 14.  MISCELLANEOUS.

     This Agreement shall be construed and enforced in accordance with, and governed by, the laws of the State of New Jersey, without reference to principles of conflicts of law. This Agreement embodies the entire agreement and understanding between the Company and the Executive and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement may not be modified or amended or any term or provision thereof waived or discharged except in writing signed by the party against whom such amendment, modification, waiver or discharge is sought to be enforced. The headings of this Agreement are for the purpose of reference only and shall not limit or otherwise affect the meaning thereof.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.


                         THE COMPANY:
                         ANDAL CORP.


                            PETER D. FLOOD
                         By:____________________________________
                            Peter D. Flood, Chairman of the Board


                         THE EXECUTIVE:

                         WALTER N. KREIL
                         _______________________________________
                         Walter N. Kreil

                            EXHIBIT 22


            SIGNIFICANT SUBSIDIARIES OF THE COMPANY



                                                State or Other
                                                 Jurisdiction of
                                               Incorporation or
     Name                                        Organization

Andal Corp. (parent)                         New York
  Multi-Arc Inc.                             Delaware
     Multi-Arc, Inc.                         Minnesota
     Multi-Arc (U. K.) Ltd.                  United Kingdom
     Multi-Arc of Ohio, Inc.                 Ohio
     Vagle Technology, Inc.                  Michigan
          SCI Coatings Southwest, Inc.       Texas
          Scientific Coatings, Inc.          Michigan
          Multi-Arc Inc.                     Canada
          Scientific Coatings of
          Illinois, Inc.                     Michigan

EXHIBIT 24(a)

Kelly Graham Myska & Partners                           211 Water Street North
Chartered Accountants                                            P. O. Box 880
                                                    Cambridge, Ontario N1R 5X9
                                                      Telephone (519) 623-1870
                                                            FAX (519) 623-9490





We consent to the use of our reports on the statement of earnings, financial position and changes in cash position for the fiscal year ended September 30, 1996 of Multi-Arc Inc. included in the Annual Report of Form 10-K of Andal Corporation and the Registration Statement S-9 of Andal Corporation which incorporates such Annual Report by reference.



                                   /s/ Kelly Graham Myska & Partners
Cambridge, Ontario                      Chartered Accountants

November 1, 1996

EXHIBIT 24(b)

KPMG
Quayside House                Tel +44 (0) 191 232 8815
110 Quayide                   Fax +44 (0) 191 232 3391
Newcastle upon Tyne
NE1 3DX


Private & confidential
WN Kreil Esq
Multi-Arc Scientific Coatings
200 Roundhill Drive                Our ref   pbm/321
Rockaway
NJ 07866                           Contact   Paul Moran
United States of America                     0191 401 3786

8 January 1997

Dear Sir

Multi-Arc (UK) Limited

On 14 December 1994 we gave our consent to the use of our audit reports for the purposes of the 1994 filing requirements of Andal. These audit reports were issued on the financial statements of Multi-Arc (UK) Limited for the year ended 30 September 1994 and were contained in our letter of 14 December 1994. We hereby confirm that we consent to the use of these reports for the purposes of the 1996 filing requirements of Andal.

Yours faithfully

/s/ KPMG
KPMG




                    KPMG is registered to carry on         INVESTOR IN PEOPLE
Member firm of      audit work and authorised to
KPMG International  carry on investment business by
                    the Institute of Chartered
                    Accountants in England and Wales.
                    The principal place of business
                    is 8 Salisbury Square, London
                    EC4Y 8BB where a list of partners'
                    names is open to inspection.