Form 10-Q
period 1996-12-31
ANDAL CORP
filed 1997-02-13
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  December 31, 1996

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

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No X

     The number of shares outstanding of the registrant's common stock as of February 7, 1997 was 447,359.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)
ASSETS
                                             December 31,       September 30,
                                                 1996                 1996
                                             (Unaudited)
Current assets:
  Cash                                        $     192           $     552
  Accounts receivable                             4,860               5,252
  Inventories                                     2,043               1,553
  Other current assets                            1,119                 857
                                              ----------          ----------
     Total current assets                         8,214               8,214
Investments in affiliates                         2,055               1,621
Property and equipment                           12,747              12,278
Loans due from Multi-Arc Inc. management          1,000               1,000
Deferred taxes                                    2,400               2,400
Other assets                                      1,539               1,683
                                              ----------          ----------
                                               $ 27,955             $27,196
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt         $  1,447             $ 1,434
  Current portion of convertible debentures       1,825               1,825
  Accounts payable                                2,069               1,667
  Other accrued expenses                          5,013               5,619
                                               ---------            --------
     Total current liabilities                   10,354              10,545
Long-term debt                                    9,547               8,671
Other deferred income                               762                 925
Convertible subordinated debentures               1,510               1,510
Minority interest in Multi-Arc Inc.                 705                 690
Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 447,359 issued      8,947               8,947
  Paid-in-capital                                25,995              25,995
  Deficit                                       (29,865)            (30,087)
                                               ---------           ---------
       Total shareholders' equity                 5,077               4,855
                                               ---------           ---------
                                               $ 27,955            $ 27,196

              (See accompanying notes to consolidated financial statements)

                        ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands of dollars,
                        except per share amounts)
                                                      Three Months
                                                          Ended
                                                       December 31,
                                               1996              1995
Operating revenues:
  Trade sales                                 $7,812            $7,461
  Royalties and commissions                      103                78
  Equity in net income of
     foreign joint ventures                       35                30
                                              -------           -------
                                               7,950             7,569
Operating costs and expenses:
  Cost of revenues                             4,097             3,771
  Depreciation expense                           589               537
  Selling, general, and
     administrative expenses                   2,753             2,758
                                              -------           -------
                                               7,439             7,066
Income from operations                           511               503
Other income (expense):
  Minority interest in net income
     of Multi-Arc Inc.                           (15)              (40)
  Investment and other income, net                47                50
  Interest expense                              (297)             (465)
                                              --------          --------
                                                (265)             (455)
Income before income taxes                       246                48
Provision for income taxes                       (24)               (6)
                                              -------           --------
Net income                                   $   222           $     42

Net income per common share                     $.50               $.13
Average number of common
   shares outstanding (000)                      447                330

              (See accompanying notes to consolidated financial statements)

                           ANDAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited and in thousands of dollars)
                                                          Three Months Ended
                                                              December 31,
                                                           1996        1995
Cash provided (used) by operating activities:
  Income before income taxes                           $    246     $    48
  Adjustments to reconcile income to net cash
     provided by operating activities:
     Depreciation                                           589         537
     Minority interest in net income of Multi-Arc Inc.       15          40
     Amortization of patents, trademarks,
       and license rights                                    42          41
     Amortization of deferred income                        (31)        (51)
     Equity in net (income) of foreign joint ventures       (35)        (30)
     Cash (used) by discontinued operations                   0         (30)
     Income taxes paid                                       (5)         (6)
     Other, net                                              20           3
  Change in operating assets and liabilities:
     Decrease in accounts receivable                        425         224
     (Increase) in inventories                             (483)       (296)
     (Increase) in other current assets                    (217)        (98)
     (Decrease) in accounts payable
        and accrued liabilities                            (237)       (578)
                                                        --------    --------
     Net cash provided (used) by operating activities       329        (196)
Cash flows from financing activities:
     Proceeds from long-term debt                         1,150         500
     Proceeds from sale of common stock in
       and debentures of Multi-Arc Inc.                       0         238
     Reductions of long-term debt                          (335)       (551)
                                                        --------    --------
     Net cash provided by financing activities              815         187
Cash flows from investing activities:
     Gross additions to property and equipment           (1,058)       (592)
     Reductions of (investment in) joint ventures          (399)         49
     Other, net                                             (47)         49
                                                        --------    --------
     Net cash (used) by investing activities             (1,504)       (494)
                                                        --------    --------
(Decrease) in cash                                         (360)       (503)
Cash at beginning of period                                 552         850
                                                        --------    --------
Cash at end of period                                   $   192     $   347

               (See Notes to Consolidated Financial Statements)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1996.

(2) The Company is presently in discussion with a much larger company for the sale of the Company's principal operating subsidiary, Multi-Arc Inc. No agreement has been reached on either price or structure of any transaction. Important factors which could interfere with the completion of this transaction are the ability of the parties to reach an agreement as to price and structure or other details of the transaction and satisfactory completion of the purchaser's due diligence concerning Multi-Arc's business affairs. There can be no assurance that these discussions will result in any transaction.

(3)  Inventories are summarized as follows:

                                           December 31,        September 30,
                                               1996                 1996
                                                (In thousands of dollars)

     Raw materials and supplies               $2,019               $1,126
     Work-in-process                              24                  427
                                              ------               ------
                                              $2,043               $1,553

(4) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1996, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $30.3 million which expire in varying amounts through 2010. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $1.8 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company has provided a valuation allowance against net deferred tax assets because it is more likely than not that a substantial portion of the net deferred tax assets will not be realized.

(5) Income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. The effects of stock options are not material and have not been included in the computations. No fully diluted per share amounts are shown for any period as the effects would be anti-dilutive.

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

     Consolidated operating revenues of $7.9 million for the three months ended December 31, 1996 were $380,000, or 5% higher than the revenue for the comparable period of the prior year. Revenues from the Company's coating services business rose $627,000, or 8% over the prior year, due to continued penetration of the Company's served markets, with particular strength in the industrial tool sector. Revenues in the United Kingdom were especially strong in this area and contributed to aggregate growth of 14% there. Equipment sales declined $277,000, as the prior year had included delivery of one small coating system.

     Income from continuing operations before income taxes was $246,000 for the three months ended December 31, 1996, compared with $42,000 in the comparable period of the prior year. Income from operations for the three months ended December 31, 1996 was flat with the prior year, as increased production costs occurred principally from Multi-Arc's having opened a coating service center in Columbus, Ohio in July 1996. Depreciation expense increased from the prior year which reflects the recent increased levels of capital spending. Selling, general, and administrative expenses were flat with the prior year, as the final effects of Multi-Arc's field sales force and sales management augmentation were offset by savings from having ceased the Company's New York office operations.

     Interest expense for the three months ended December 31, 1996 declined from the prior year which reflects significantly lower debt levels as a result of the cancellation of UBC Lender debt in connection with the Company's sale of a parcel of real estate in New York City and the retirement of Fleet Assignee debt in exchange for common stock in August 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased $360,000 during the three months ended December 31, 1996 as cash provided by financing activities of $815,000 and cash provided by operating activities of $329,000 were offset by cash used by investing activities of $1.5 million.

     Cash used by investing activities includes $1.1 million for capital expenditures of the Multi-Arc business, principally for capacity expansion. In addition, in October 1996, Multi-Arc (UK) Ltd. acquired a 33% interest in Preci-Coat S. A., a joint venture in Switzerland, for $399,000 in cash and bank guarantees of $1.6 million.

     Cash provided by financing activities reflects additional borrowings of $1.2 million from Multi-Arc's revolving credit facility with First Union National Bank, principally to finance capital expenditures, offset by scheduled repayments of $335,000 of long term debt, also to First Union.

     Cash flow provided by operating activities of $329,000 compared with cash used of $196,000 in the comparable period of the prior year. Higher income from continuing operations and significant cash flow from accounts receivable collections related to equipment sales are the principal reasons for the year-over-year improvement. The Company's operating results continue to reflect a very high level of depreciation expense.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     February 12, 1997             By:   /s/ Peter D. Flood
                                        Peter D. Flood
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and President

DATE:     February 12, 1997             By:   /s/ Walter N. Kreil, Jr.
                                        Walter N. Kreil, Jr.
                                        Senior Vice President, and
                                        Chief Financial Officer