Form 10-Q
period 1997-03-31
ANDAL CORP
filed 1997-05-14
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  March 31, 1997
                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from               to

               Commission file number  1-6856

                          ANDAL CORP.

     (Exact name of registrant as specified in its charter)

New York                                           13-2571394
(State or other jurisdiction of incorporation or (I. R. S. Employer ID no.) organization)

200 Roundhill Drive, Rockaway, New Jersey                    07866
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code  (201) 625-3400

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

     The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 447,359.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)
ASSETS
                                             March 31,          September 30,
                                                 1997                 1996
                                                      (Unaudited)
Current assets:
  Cash                                       $    750             $    552
  Accounts receivable                           5,841                5,252
  Inventories                                   2,103                1,553
  Other current assets                          1,119                  857
                                             ---------            ---------
     Total current assets                       9,813                8,214
Investments in affiliates                       2,031                1,621
Property and equipment                         13,603               12,278
Loans due from Multi-Arc Inc. management        1,000                1,000
Deferred taxes                                  2,400                2,400
Other assets                                    1,420                1,683
                                             ---------            ---------
                                             $ 30,267             $ 27,196
                                             =========            =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt       $  1,448             $  1,434
  Current portion of convertible debentures     1,825                1,825
  Accounts payable                              2,425                1,667
  Other accrued expenses                        5,529                5,619
                                             ---------            ---------
     Total current liabilities                 11,227               10,545
Long-term debt                                 10,212                8,671
Other deferred income                             730                  925
Convertible subordinated debentures             1,510                1,510
Minority interest in Multi-Arc Inc.               754                  690
Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 447,359 issued    8,947                8,947
  Paid-in-capital                              25,995               25,995
  Deficit                                     (29,108)             (30,087)
                                             ---------            ---------
       Total shareholders' equity               5,834                4,855
                                             ---------            ---------
                                             $ 30,267             $ 27,196
                                             =========            =========
                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)
                                             Three Months    Six Months
                                                Ended          Ended
                                               March 31,      March 31,
                                           1997      1996     1997      1996
Operating revenues:
  Trade sales                            $8,972    $7,550  $16,784   $15,011
  Royalties and commissions                 166       121      269       199
  Equity in net income of foreign joint
     Ventures                                36        30       71        60
                                         -------   ------- --------  --------
                                          9,174     7,701   17,124    15,270
Operating costs and expenses:
  Cost of revenues                        4,698     3,722    8,795     7,493
  Depreciation expense                      532       503    1,121     1,040
  Selling, general, and administrative
     expenses                             2,791     2,861    5,544     5,619
                                         -------   ------- --------  --------
                                          8,021     7,086   15,460    14,152
Income from operations                    1,153       615    1,664     1,118
Other income (expense):
  Minority interest in net income of
     Multi-Arc Inc.                         (49)      (48)     (64)      (88)
  Investment and other income, net            6        42       53        92
  Interest expense                         (340)     (452)    (637)     (917)
                                         -------   ------- --------  --------
                                           (383)     (458)    (648)     (913)
Income from continuing operations
  before income taxes                       770       157    1,016       205
Provision for income taxes                  (13)       (3)     (37)       (9)
                                         -------   ------- --------  --------
Income from continuing operations           757       154      979       196
Income from discontinued operations           0       238        0       238
                                         -------   ------- --------  --------
Net income                               $  757    $  392  $   979   $   434
                                         =======   ======= ========  ========
Income per common share:
  Income from continuing operations       $1.69     $ .47    $2.19    $ .60
  Income from discontinued operations      0.00       .72     0.00      .72
                                          -----     -----    -----    -----
  Net income                              $1.69     $1.19    $2.19    $1.32
                                          =====     =====    =====    =====
Average number of common shares
  outstanding (000)                        447       330      447      330
                                           ===       ===      ===      ===
                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                      Six Months Ended
                                                         March 31,
                                                     1997          1996
Cash provided by operating activities:
  Income before income taxes                      $ 1,016      $    205
  Adjustments to reconcile income to net cash
     provided by operating activities:
     Depreciation                                   1,121         1,040
     Minority interest in net income of
            Multi-Arc Inc.                             64            88
     Amortization of patents, trademarks,
       and license rights                              79            81
     Deferred income accrued                            0            62
     Amortization of deferred income                  (64)         (145)
     Equity in net income of
       foreign joint ventures                         (71)          (60)
     Cash (used) provided by discontinued
       operations                                      (8)           79
     Income taxes paid                                (52)          (10)
     Other, net                                        85            12
  Change in operating assets and liabilities:
     (Increase) in accounts receivable               (553)          (57)
     (Increase) in inventories                       (577)         (477)
     (Increase) in other current assets              (233)         (119)
     Increase in accounts payable
       and accrued liabilities                        670           299
                                                  --------      --------
  Net cash provided by operating activities         1,477           998
Cash flows from financing activities:
  Proceeds from long-term debt                      2,150           750
  Proceeds from sale of common stock in
     and debentures of Multi-Arc Inc.                   0           279
  Reductions of long-term debt                       (670)         (850)
  Decrease in debt due within one year                  0            (8)
                                                  --------      --------
  Net cash provided by financing activities         1,480           171
                                                  --------      --------
Cash flows from investing activities:
  Gross additions to property and equipment        (2,490)       (1,591)
  Reductions of (investment in) joint
     ventures                                        (339)           49
  Other, net                                           70            40
                                                  --------      --------
  Net cash (used) by investing activities          (2,759)       (1,502)
                                                  --------      --------
Increase (decrease) in cash                           198          (333)
Cash at beginning of period                           552           850
                                                  --------      --------
Cash at end of period                             $   750       $   517
                                                  ========      ========

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

(2) The Company is presently in negotiations with a much larger company for the sale of the Company's principal operating subsidiary, Multi-Arc Inc. No definitive agreement has been reached. Important factors which could interfere with the completion of this transaction are the ability of the parties to reach a definitive agreement as to price and structure or other details of the transaction, condition of Multi-Arc's assets, and Multi-Arc's prospects for future earnings. There can be no assurance that these negotiations will result in any transaction.

(3)  Inventories are summarized as follows:

                                         March 31,             September 30,
                                           1997                    1996
                                             (In thousands of dollars)
     Raw materials and supplies          $2,099                  $1,126
     Work-in-process                          4                     427
                                         ------                  ------
                                         $2,103                  $1,553
                                         ======                  ======

(4) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1996, the Company had net operating loss carry forwards ("NOL's") for federal income tax purposes of approximately $30.3 million which expire in varying amounts through 2010. In addition, the Company's subsidiary in the United Kingdom had unrelieved corporation tax losses of approximately $1.8 million.

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

     Consolidated operating revenues of $9.2 million and $17.1 million, respectively, for the three months and six months ended March 31, 1997 were $1.5 million and $1.9 million, or 19% and 12% higher than the revenue for the comparable periods of the prior year. Revenues from the Company's coating services business rose $1.1 million, or 8% in the six month period over the prior year, due to continued penetration of the Company's served markets, with particular strength in the industrial tool sector. Equipment sales increased $656,000 due to the delivery of two coating systems in the current year, compared with one small system in the prior year, and increased spare parts sales. Royalties and commissions increased $70,000 due to commissions on sales of equipment by a Japanese licensee.

     Income from continuing operations before income taxes was $770,000 and $1.0 million, respectively, for the three months and six months ended March 31, 1997, compared with $157,000 and $205,000 in the comparable periods of the prior year. Income from operations for the six months ended March 31, 1997 increased $546,000 over the prior year, due to increased gross profits from the higher revenues, offset in part by costs from having opened a coating service center in Columbus, Ohio in July 1996. This latter factor, together with relatively higher equipment sales, accounted for a decline in gross margin percentages. Depreciation expense increased from the prior year which reflects the recent increased levels of capital spending. Selling, general, and administrative expenses have decreased from the prior year, as the final effects of Multi-Arc's field sales force and sales management augmentation were more than offset by savings from having ceased the Company's New York office operations.

     Interest expense for the three months and six months ended March 31, 1997 declined from the prior year which reflects significantly lower debt levels as a result of the cancellation of UBC Lender debt in connection with the Company's sale of a parcel of real estate in New York City and the retirement of Fleet Assignee debt in exchange for common stock in August 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash increased $198,000 during the six months ended March 31, 1997 as cash provided by operating activities of $1.5 million and cash provided by financing activities of $1.5 million were offset by cash used by investing activities of $2.8 million.

     Cash flow provided by operating activities of $1,477,000 compared with cash provided of $998,000 in the comparable period of the prior year. The increase was principally due to higher income from continuing operations offset in part by increased receivables related directly to machine deliveries in March 1997. Increased levels of accounts payable financed growth in inventory which is also due to a higher level of activity in the Equipment Division. The Company's operating results continue to reflect a very high level of depreciation expense.
     Cash provided by financing activities includes additional borrowings of $1.6 million from Multi-Arc's revolving credit facility and $550,000 from an equipment line of credit, each with First Union National Bank, principally to finance capital expenditures, offset by scheduled repayments of $670,000 of long term debt, also to First Union.

     Cash used by investing activities includes $2.5 million for capital expenditures of the Multi-Arc business, principally for capacity expansion. In addition, in October 1996, Multi-Arc (UK) Ltd. acquired a 33% interest in Preci-Coat S. A., a joint venture in Switzerland, for $399,000 in cash and bank guarantees of $1.6 million.

     The Company believes that current financial resources, including the available borrowing capacity under its various loan agreements, will be adequate to meet cash requirements for capital spending and debt repayments in the near term. The Company plans to continue to use its revolving credit arrangement to finance interim working capital needs. Also, see Note 2 of the Notes to Consolidated Financial Statements, included elsewhere herein, as to the Company's negotiations for the sale of Multi-Arc Inc.

     NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted in the Company's first quarter in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.
PART II.  OTHER INFORMATION

ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     May 14, 1997             By: /s/ Peter D. Flood
                                   Peter D. Flood
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   and President

DATE:     May 14, 1997             By: /s/ Walter N. Kreil, Jr.
                                   Walter N. Kreil, Jr.
                                   Senior Vice President, and
                                   Chief Financial Officer