Form 10-Q
period 1997-06-30
ANDAL CORP
filed 1997-08-13
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1997

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

Registrant's telephone number, including area code (973) 625-3400

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

     The number of shares outstanding of the registrant's common stock as of July 31, 1997 was 447,360.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)

ASSETS

                                             June 30,         September 30,
                                               1997                1996
                                                    (Unaudited)
Current assets:
  Cash                                      $    678            $    552
  Accounts receivable                          5,824               5,252
  Inventories                                  2,068               1,553
  Other current assets                         1,154                 857
                                            ---------           ---------
     Total current assets                      9,724               8,214
Investments in affiliates                      2,117               1,621
Property and equipment                        14,457              12,278
Loans due from Multi-Arc Inc. management       1,000               1,000
Deferred taxes                                 2,400               2,400
Other assets                                   1,323               1,683
                                            ---------           ---------
                                            $ 31,021            $ 27,196
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings, including
     current portion of long-term debt      $  1,673            $  1,434
  Current portion of convertible debentures    1,825               1,825
  Accounts payable                             2,546               1,667
  Other accrued expenses                       5,046               5,619
                                            ---------           ---------
     Total current liabilities                11,090              10,545
Long-term debt                                10,742               8,671
Other deferred income                            667                 925
Convertible subordinated debentures            1,510               1,510
Minority interest in Multi-Arc Inc.              780                 690
Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 447,360 issued   8,947               8,947
  Paid-in-capital                             25,995              25,995
  Deficit                                    (28,710)            (30,087)
                                            ---------           ---------
       Total shareholders' equity              6,232               4,855
                                            ---------           ---------
                                            $ 31,021            $ 27,196
                                            =========           =========
               See accompanying notes to consolidate financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                         Three Months          Nine Months
                                             Ended                Ended
                                            June 30,             June 30,
                                        1997      1996       1997       1996
Operating revenues:
  Trade sales                          $8,993    $7,779    $25,777    $22,790
  Royalties and commissions                88       137        357        336
  Equity in net income of
    foreign joint ventures                 35        36        106         96
                                       -------   -------   --------   --------
                                        9,116     7,952     26,240     23,222
                                       -------   -------   --------   --------
Operating costs and expenses:
  Cost of revenues                      4,798     3,881     13,593     11,374
  Depreciation expense                    573       546      1,694      1,586
  Selling, general, and
    administrative expenses             3,006     2,854      8,550      8,473
                                       -------   -------   --------   --------
                                        8,377     7,281     23,837     21,433
                                       -------   -------   --------   --------
Income from operations                    739       671      2,403      1,789
Other income (expense):
  Minority interest in net income
    of Multi-Arc Inc.                     (26)      (51)       (90)      (139)
  Investment and other income, net         54        60        107        152
  Interest expense                       (351)     (477)      (988)    (1,394)
                                       -------   -------   --------   --------
                                         (323)     (468)      (971)    (1,381)
                                       -------   -------   --------   --------
Income from continuing operations
  before income taxes                     416       203      1,432        408
Provision for income taxes                (28)      (39)       (65)       (48)
                                       -------   -------   --------   --------
Income from continuing operations         388       164      1,367        360
Income from discontinued operations        10         0         10        238
                                       -------   -------   --------   --------
Net income                             $  398    $  164    $ 1,377    $   598
                                       =======   =======   ========   ========
Income per common share:
  Income from continuing operations      $.87      $.50      $3.06      $1.09
  Income from discontinued operations     .02         0        .02        .72
                                         ----      ----      -----      -----
  Net income                             $.89      $.50      $3.08      $1.81
                                         ====      ====      =====      =====
Average number of common
  shares outstanding (000)                447       330        447        330
                                          ===       ===        ===        ===
          See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)
                                                          Nine Months Ended
                                                               June 30,
                                                          1997          1996

Cash provided by operating activities:
  Income before income taxes                           $ 1,432       $   408
  Adjustments to reconcile income to net cash
     provided by operating activities:
     Depreciation                                        1,694         1,586
     Minority interest in net income of Multi-Arc Inc.      90           139
     Amortization of patents, trademarks,
       and license rights                                  117           132
     Deferred income accrued                                 0            62
     Amortization of deferred income                      (126)         (156)
     Equity in net income of foreign joint ventures       (106)          (96)
     Cash (used) provided by discontinued operations        (3)          170
     Income taxes paid                                     (80)          (41)
     Other, net                                            128            97
  Change in operating assets and liabilities:
     (Increase) in accounts receivable                    (547)          (68)
     (Increase) in inventories                            (550)         (602)
     (Increase) in other current assets                   (216)          (77)
     Increase in accounts payable and accrued liabilities  313            93
                                                       --------      --------
  Net cash provided by operating activities              2,146         1,647
                                                       --------      --------
Cash flows from financing activities:
  Proceeds from long-term debt                           3,240         4,800
  Proceeds from sale of common stock in
     and debentures of Multi-Arc Inc.                        0           375
  Reductions of long-term debt                          (1,005)       (1,149)
  Decrease in debt due within one year                       0            (8)
                                                       --------      --------
  Net cash provided by financing activities              2,235         4,018
                                                       --------      --------
Cash flows from investing activities:
  Gross additions to property and equipment             (3,904)       (2,786)
  Purchase of 61st Street Property                           0        (3,227)
  Reductions of (investment in) joint ventures            (390)           49
  Other, net                                                39          (146)
                                                       --------      --------
  Net cash (used) by investing activities               (4,255)       (6,110)
                                                       --------      --------
Increase (decrease) in cash                                126          (445)
Cash at beginning of period                                552           850
                                                       --------      --------
Cash at end of period                                  $   678       $   405
                                                       ========      ========
          See accompanying notes to consolidated financial statements.

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

(2)  The Company has entered into an Agreement with a subsidiary of Saurer
AG, a Swiss company, for the purchase of the Company's principal operating subsidiary, Multi-Arc Inc. The purchase price for all of the outstanding shares of Multi-Arc is $29.2 million in cash. On a fully diluted basis, Andal owns approximately 82% of Multi-Arc. Portions of the purchase price will be used to pay the sellers' expenses for this transaction, as well as to establish escrows required under the Agreement. The closing of the transaction is subject to a number of conditions, including reaching an acceptable agreement with Multi-Arc's principal financial lender. This transaction will be submitted to shareholders of Andal Corp. for their approval. Shareholders holding a sufficient number of shares to approve the transaction have already agreed to vote their shares in favor of such approval.

(3) On July 31, 1997, Multi-Arc redeemed the 5 1/2% convertible subordinated debentures due September 15, 1997. Funding for this redemption was provided by a time loan received from First Union National Bank. This time loan is repayable in full on the earlier of October 30, 1997 or the date of the consummation of the acquisition of Multi-Arc Inc. by Saurer AG. The time loan bears interest at the prime rate plus 1/4 of 1%.

(4)  Inventories are summarized as follows:

                                        June 30,       September 30,
                                          1997              1996
                                        (In thousands of dollars)

     Raw materials and supplies         $2,050             $1,126
     Work-in-process                        18                427
                                        ------             ------
                                        $2,068             $1,553
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

(6) Income per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. The effects of stock options are not material and have not been included in the computations. No fully diluted per share amounts are shown for any period as the effects would be anti-dilutive.

(7) The Company is aware of certain lawsuits and claims which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, through its subsidiary, Multi-Arc Inc. ("Multi-Arc"), is engaged in surface enhancement, the business of coating materials, primarily metals. Multi-Arc is also engaged in the design, manufacture, assembly, and sale of proprietary coating equipment systems.

     Consolidated operating revenues of $9.1 million and $26.2 million, respectively, for the three months and nine months ended June 30, 1997 were $1.2 million and $3.0 million, or 15% and 13% higher than the revenue for the comparable periods of the prior year. Revenues from the Company's coating services business rose $1.6 million, or 7% in the nine month period over the prior year, due to continued penetration of the Company's served markets, with particular strength in the industrial tool sector. Equipment sales increased $1.4 million due to the delivery of three coating systems in the current year, compared with one small system in the prior year, and increased spare parts sales.

     Income from continuing operations before income taxes was $416,000 and $1.4 million, respectively, for the three months and nine months ended June
30, 1997, compared with $203,000 and $408,000 in the comparable periods of the prior year. Income from operations for the nine months ended June 30, 1997 increased $614,000 over the prior year, due to increased gross profits from the higher revenues, offset in part by costs from having opened a coating service center in Columbus, Ohio in July 1996. This latter factor, together with relatively higher equipment sales in the current year, account for lower gross margin percentages. Depreciation expense increased from the prior year which reflects the recent increased levels of capital spending. Selling, general, and administrative expenses have increased slightly from the prior year, as the final effects of Multi-Arc's field sales force and sales management augmentation were substantially offset by savings from having ceased the Company's New York office operations.

     Interest expense for the three months and nine months ended June 30, 1997 declined from the prior year which reflects significantly lower debt levels as a result of the cancellation of UBC Lender debt in connection with the Company's sale of a parcel of real estate in New York City and the retirement of Fleet Assignee debt in exchange for common stock in August 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash increased $126,000 during the nine months ended June 30, 1997 as cash provided by operating activities of $2.1 million and cash provided by financing activities of $2.2 million were offset by cash used by investing activities of $4.2 million.

     Cash flow provided by operating activities of $2,105,000 compared with cash provided of $1,647,000 in the comparable period of the prior year. The increase was principally due to higher income from continuing operations offset in part by increased receivables related directly to machine deliveries in June 1997. Increased levels of accounts payable financed growth in inventory which is also due to a higher level of activity in the Equipment Division. The Company's operating results continue to reflect a very high level of depreciation expense.

     Cash provided by financing activities includes additional borrowings of $2.0 million from Multi-Arc's revolving credit facility and $1.2 million from an equipment line of credit, each with First Union National Bank, principally to finance capital expenditures, offset by scheduled repayments of $1.0 million of long term debt, also to First Union.

     Cash used by investing activities includes $3.9 million for capital expenditures of the Multi-Arc business, principally for capacity expansion. In addition, in October 1996, Multi-Arc (UK) Ltd. acquired a 33% interest in Preci-Coat S. A., a joint venture in Switzerland, for $399,000 in cash and bank guarantees of $1.6 million.

     On July 31, 1997, Multi-Arc redeemed the 5 1/2% convertible subordinated debentures due September 15, 1997. Funding for this redemption was provided by a time loan received from First Union National Bank. This time loan is repayable in full on the earlier of October 30, 1997 or the date of the consummation of the acquisition of Multi-Arc Inc. by Saurer AG. The time loan bears interest at the prime rate plus 1/4 of 1%.

     The Company believes that current financial resources, including the available borrowing capacity under Multi-Arc's various loan agreements, will be adequate to meet cash requirements for capital spending and debt repayments in the near term. Multi-Arc plans to continue to use its revolving credit arrangement to finance interim working capital needs. Also, see Note 2 of the Notes to Consolidated Financial Statements, included elsewhere herein, as to the Company's negotiations for the sale of Multi-Arc Inc.

     NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted in the Company's first quarter in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 10(r)  Press Release #97-04 dated June 11, 1997.

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     August 13, 1997               By:   /s/ Peter D. Flood
                                        Peter D. Flood
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and President

DATE:     August 13, 1997               By:  /s/Walter N. Kreil,Jr.
                                        Walter N. Kreil, Jr.
                                        Senior Vice President, and
                                        Chief Financial Officer

EXHIBIT 10(r)

Andal Corp.                                    For Immediate Release
200 Roundhill Drive                            #97-04
Rockaway, NJ   07866                           Contact:  Walter N. Kreil, Jr.
201.625.3400                                   201-625-3400
Fax 201.625.2244

                 ANDAL ANNOUNCES AGREEMENT
              FOR SALE OF MULTI-ARC BUSINESS
              ------------------------------

     ROCKAWAY, NJ, June 11, 1997--ANDAL CORP. (OTC-ADLN) announced today that the Company has entered into an Agreement with a subsidiary of Saurer AG, a Swiss company, for the purchase of Andal's principal operating subsidiary, Multi-Arc Inc. The purchase price for all of the outstanding shares of Multi-Arc is $29.2 million in cash. On a fully diluted basis, Andal owns approximately 82% of Multi-Arc. Portions of the purchase price will be used to pay the seller's expenses for this transaction, as well as to establish escrows required under the Agreement. The closing of the transaction is subject to a number of conditions, including compliance with the Hart-Scott-Rodino Act and reaching an acceptable agreement with Multi-Arc's principal financial lender. This transaction will be submitted to shareholders of Andal Corp. for their approval. Shareholders holding a substantial number of shares have already agreed to vote their shares in favor of such approval.

     Peter D. Flood, Chairman and CEO of Andal Corp., noted that this transaction had been negotiated by a special committee of the Board of Directors and that neither he nor Walter N. Kreil, Jr., a Director and the Company's Chief Financial Officer, were a member of this committee. Should this transaction be consummated, Mr. Flood and Mr. Kreil will continue to hold their positions as officers of Multi-Arc and will resign all of their positions with Andal and its other subsidiaries.

     Multi-Arc Inc. is engaged in surface enhancement as a leading provider of thin film metal coating services and systems. It operates eight coating service centers in the United States, one in Canada, and one in the United Kingdom for the deposition of thin film coatings on various surfaces, including titanium nitride on cutting tools to enhance their hardness, wear and corrosion resistance, lubricity, and appearance. It also licenses its technology throughout the world, principally through the ION BOND Network.

     Andal is a reporting company under the Securities and Exchange Act of 1934, but its stock is not traded on any exchange and has not been traded in the over-the-counter market since the summer of 1995.