Form 10-K
period 1997-09-30
ANDAL CORP
filed 1997-12-23
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-K
(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  September 30, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Nonaffiliates of the Registrant hold approximately 52% of the Registrant's common stock. The aggregate market value of the shares of common equity held by nonaffiliates of the Registrant as of December 12, 1997 was approximately $5,600,000.

     As of December 12, 1997, the number of outstanding shares of Registrant's Common Stock was 433,029 shares.

PART I

Item 1.   Business

GENERAL

     During the year ended September 30, 1997, Andal Corp. (the "Company" or "Andal"), through its majority-owned Multi-Arc Inc. subsidiary ("Multi-Arc"), had been engaged in surface enhancement which is the utilization of advanced technologies to apply thin-film coatings of various metals, metal compounds, and other materials to base materials to enhance their hardness, wear and corrosion resistance, lubricity, and appearance.

     On September 25, 1997, the Company's shareholders at a meeting of shareholders approved an Agreement and Plan of Merger (the "Agreement") dated as of June 9, 1997, between Bernex Inc. ("Bernex"), M-A Acquisition Corp., Multi-Arc, and the Company. The Agreement, in essence, represented a contract to sell Multi-Arc to Bernex for cash. Bernex and M-A Acquisition Corp. are indirectly owned subsidiaries of Saurer AG, a publicly traded Swiss corporation.

     The sale of Multi-Arc was completed on September 30, 1997. Pursuant to the Agreement, M-A Acquisition Corp. was merged into Multi-Arc; and Multi-Arc became the surviving corporation and also became wholly-owned by Bernex. The Company recorded a gain of approximately $8.8 million from the sale.

     As a result of the merger, the Company received net proceeds of approximately $17.8 million of cash and may be entitled to receive additional cash from three escrow funds which were established at the time of closing, as described below. As a result of the sale, the Company has no operating business. The directors of the Company are currently considering whether the Company should be liquidated, function as an investment company, or seek to enter some other business activity. A decision on the future direction of the Company is expected to be made during fiscal 1998.

Net Proceeds from the Sale of Multi-Arc

     The 100% ownership of Multi-Arc was sold to Bernex for $29,200,000 in cash. At the time of closing, Andal owned approximately 84% of Multi-Arc. A reconciliation of Andal's 84% share of the gross proceeds to the amount of cash actually received by Andal at the closing is as follows:

                                                                     000's

     Andal share of gross proceeds--
          approximately 84% ownership                              $24,517

     Plus:
          Net payment received from Multi-Arc stock option holders
          and minority shareholders pursuant to the Agreement          839

     Less:
          Payments to Escrow accounts
               Main Escrow Fund                                     (2,451)
               Tax Escrow Fund                                        (955)
               Expense Escrow Fund                                    (630)
                                                                   --------
     Net proceeds before amounts paid at closing                    21,320

          Bonus payments to Multi-Arc management                    (1,965)

          Repayment of intercompany indebtedness to Multi-Arc       (1,390)

          Repayment of shareholder loan                                (97)
                                                                   --------
     Net cash received by Andal                                    $17,868
                                                                   ========
The Main Escrow Fund

     An escrow fund for a portion of the selling price of Multi-Arc, of which Andal's share is approximately $2,451,000, was established at the closing to secure Bernex against breaches of representations and warranties and the covenants made by Multi-Arc and the Company in connection with the Agreement. This escrow fund (the "Main Escrow") may also be a source for payment of certain indemnifications for environmental and tax obligations, and also for payment to Multi-Arc minority shareholders who exercise their appraisal rights and obtain an award in excess of their pro rata share of the agreed to selling price of Multi-Arc. Certain types of claims against the Main Escrow would have to aggregate $700,000 before such claims would be eligible for reimbursement from the fund, and then only the amount over $700,000 would be eligible. By the terms of the Agreement, the Main Escrow terminates on March 31, 1999.

     While the Company believes that its representations and warranties concerning Multi-Arc are accurate and that adequate provision has been made for all indemnifications, the Company has deferred recognition of the gain equal to the $2,451,000 until such time as the cash has been received.

The Tax Escrow Fund

     A second escrow fund (the "Tax Escrow") was established under the Agreement out of funds which would otherwise have been payable to Andal in the amount of $955,000 to indemnify Bernex against certain tax obligations of Andal to a taxing authority which have been assessed and which were contested by Andal and not paid. If, by July 31, 2002, these tax claims have not been resolved entirely, Andal has agreed to pay $300,000 to Bernex out of this fund. Under certain circumstances, Andal is entitled to use this fund for payment of certain taxes.

     The Company has established reserves in its financial statements related to this tax obligation, and the Company has determined that it is not reasonably possible that the resolution of this contingency will have a material adverse impact upon income in future periods. Nevertheless, the Company believes it prudent to defer recognition of the gain equal to this Tax Escrow Fund until such time as it is received in cash.

The Expense Escrow Fund

     At the closing, an escrow fund of $750,000 (the "Expense Escrow") was established out of the proceeds otherwise payable to Andal and the minority shareholders of Multi-Arc to pay for the legal and other expenses of Andal and Multi-Arc relating to the sale. At and soon after closing, a substantial portion of this fund was disbursed in payment of such expenses. Recovery from the fund will not be material and will be recognized as income when received.

     The escrow funds are in the possession of a commercial bank which serves as escrow agent and are being invested in a money market fund pending their resolution.

Election of Officers and Office Relocation

     Effective with the sale of Multi-Arc, Messrs. Peter D. Flood and Walter N. Kreil, Jr., Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, respectively, of the Company and of Multi-Arc, resigned as officers and directors of the Company, and the Company's corporate office was relocated back to its former premises in New York City. On October 1, 1997, the remaining directors, consisting of Andrew J. Frankel and Alan N. Cohen, appointed new officers; and the directors resolved that the Company should once again absorb all of the costs of the New York City premises, including the cost of executive, administrative, and secretarial services, except that Messrs. Frankel and Cohen agreed to reimburse the Company for 25% of the lease, utility, office expense, and other costs to maintain the New York premises (excluding salary costs of all Company personnel). This reimbursement represents a reimbursement for the personal use of the Company's facility by Messrs. Frankel and Cohen.

     The following officers were elected at the October 1, 1997 meeting of the
Board:

          Andrew J. Frankel        Chairman and Chief Executive Officer
          Alan N. Cohen            President
          Michael S. Huber         Senior Vice President, Chief Financial
                                   Officer, and Treasurer
          Mary Lou Holcombe        Vice President and Secretary

     See Item 10--Directors and Executive Officers of the Company, Item 11-- Executive Compensation, and Item 12--Security Ownership of Certain Beneficial Owners and Management included elsewhere herein.

Stockholders' Appraisal Rights

     In connection with the sale of Multi-Arc, certain shareholders of Andal had indicated an interest in selling their shares in the Company or seeking appraisal rights, including the Small Business Administration of the Federal Government (the "SBA"), the beneficial owner of 8,672 shares of the Company's common stock. In lieu of appraisal, on October 1, 1997, the Company purchased these shares from the SBA at a price of $25.00 per share. Also, on October 1, 1997, the directors of the Company authorized the Company to make additional incidental stock purchases from non-affiliates who make unsolicited inquiries at a price not to exceed $25.00 per share, so long as the aggregate purchases made would not reach a level where any such purchases could be considered part of a "going private transaction." During the period October 1, 1997 through December 7, 1997, 14,330 shares were purchased by the Company. The Company ceased purchasing its shares on December 8, 1997. See Item 5--"Market for the Company's Common Equity and Related Stockholder Matters."

Item 2.   Properties

     The Company's executive office and only location is at 909 Third Avenue, New York, New York. The office occupies approximately 4,000 square feet of space under a lease requiring an annual rental payment of approximately $80,000. The lease expires on September 29, 1998 and cannot be renewed.

Item 3.   Legal Proceedings

     The Company is aware of several lawsuits which are pending involving it or its inactive subsidiaries. In the opinion of the Company's management, these lawsuits will not result in any material adverse effect on the Company's consolidated financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of Andal Corp. was held on September 22, 1997 and adjourned until September 25, 1997. At this meeting, an election of directors was held and the approval of shareholders was sought of an Agreement and Plan of Merger with Bernex, Inc., M-A Acquisition Corp., and Multi-Arc Inc.

     Proxies for this meeting were solicited pursuant to Regulation 14A, and there was no opposing solicitation. At the meeting of shareholders, the following directors of the Company were elected by the following votes:

          Director                      For                 Withheld

          Andrew J. Frankel             330,973             11,221
          Alan N. Cohen                 330,973             11,219
          Peter D. Flood                330,991             11,203
          Walter N. Kreil, Jr.          330,996             11,198

     Mr. Flood and Mr. Kreil resigned as directors on September 30, 1997.

     With respect to the approval of the Agreement and Plan of Merger, the Agreement was approved by the following vote:

     For       Against        Abstained      Brokers' Non-Vote

     332,341   9,835          18             0

                            PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock was delisted from the American Stock Exchange in October 1992. During the period from November 1992 until September 1995, the Company's common stock was quoted on the NASDAQ OTC Bulletin Board by a market maker. During the period September 1995 through September 1997, the Company's common stock had not been quoted on the NASDAQ OTC Bulletin Board or on any other established public market. During the period that the Company's common stock was quoted on the NASDAQ OTC Bulletin Board, transactions in the stock were limited and sporadic and, in the Company's opinion, did not constitute an established public trading market. The Company was made aware of the existence of a market-making activity in the Company's common stock on December 7, 1997; and, on December 8, 1997, the Board of Directors terminated its authorization of unsolicited stock purchases. During the period October 1 through December 12, 1997, the market maker has quoted a bid/ask range of $20--$30 per share.
See Item 1--"Business--Stockholders' Appraisal Rights" for a discussion of recent purchases of the Company's common stock by the Company.

     As of December 12, 1997, the number of registered holders of the Company's common stock was 1,108.

     The Company has never paid a cash dividend on its common stock.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data as of the fiscal year-end of each respective year and for the year then ended:

                                          September 30,
                                 1997     1996     1995     1994      1993
                             (Thousands of dollars, except per share amounts)

Operating revenues                  0        0        0        0         0
Operating income (loss)          (417)  (1,953)  (1,333)  (1,768)   (1,375)
Income (loss) from
     continuing operations       (423)   3,390   (2,129)  (2,435)   (1,708)
Income (loss) from
     discontinued operations   10,081    4,995    4,015    3,556       748
Net income (loss)               9,658    8,385    1,886   (1,121)     (960)
Income (loss) per share from
     continuing operations      (0.95)    9.98    (6.45)   (7.38)    (5.18)
Net income (loss) per share     21.59    24.69     5.72    (3.40)    (2.91)
Average number of common
     shares outstanding (000)     447      340      330      330       330
Total assets                   21,775    9,488    6,420    6,521     7,441
Long-term obligations
     (excluding current
     maturities)                    0        0    6,364    7,364    14,720
Shareholders' equity
     (deficit)                 14,513    4,855   (5,098)  (6,984)   (5,863)
Book value (deficit)
     per share at year end      32.44    10.85   (15.46)  (21.17)   (17.77)

     See Notes 2 and 6 of the Notes to Consolidated Financial Statements for a description of the income (loss) from discontinued operations recorded in 1997, 1996, and 1995. Income from discontinued operations in 1994 and 1993 resulted from the operations of the Company's discontinued Multi-Arc business, after deduction of $419,000 and $527,000, respectively, of legal expenses and settlements on litigation related to the Company's discontinued construction operations. The 1994 income from discontinued operations also included
$69,000 of gain relating to the divestiture of Olsher Metals Corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     1997 vs. 1996

     General and administrative expense declined from $1,953,000 in fiscal
1996 to $417,000 in fiscal 1997. The 1996 fiscal year expense included one-time charges of $441,000 of retirement costs and accruals for management signing bonuses of $300,000. The remainder of the decline in expense from 1996 to 1997 of approximately $800,000 resulted from a reduction of executive and administrative salaries, insurance costs, occupancy costs, and office expenses; all such reductions resulting from the retirement of the Company's then Chief Executive Officer and its then President in August of 1996 and the relocation of the Company's executive office. In addition, the fiscal 1997 base compensation of the Company's President and Chief Financial Officer was borne by Multi-Arc. In 1996 the Company recorded a $6,009,000 one-time gain from the sale of its 61st Street property. Interest expense in fiscal 1996 was $747,000, compared with only $6,000 in fiscal 1997, as the Company was able to repay substantially all of its debt by the end of fiscal 1996 with the proceeds from the sale of the 61st Street property. Income from discontinued operations in fiscal 1996 was $4,995,000, representing $4,761,000 of equity in earnings of Multi-Arc (including a tax benefit of approximately $2,300,000 relating to the recognition of the cumulative net benefit of net operating loss carryforwards) plus $234,000 from the Company's discontinued construction operations. In fiscal 1997 the Company's equity in earnings in Multi-Arc declined to $1,337,000 as a result of a softening in Multi-Arc's business during the year; and the Company recorded a gain of $8,734,000 from the sale of Multi-Arc.

     1996 vs. 1995

     General and administrative expense increased from $1,333,000 in fiscal 1995 to $1,953,000 in fiscal 1996, principally as a result of the one-time charges discussed above. Interest expense was $833,000 in fiscal 1995, compared with $747,000 in fiscal 1996, reflecting lower levels of debt. The Company's equity in earnings of Multi-Arc was $2,660,000 in fiscal 1995, compared with $4,761,000 in fiscal 1996. The increase in 1996 was accounted for primarily by reduced pre-tax income of Multi-Arc, offset by the one-time tax benefit discussed above.

     Investment income for 1996 includes recognition of $232,000 of deferred income on the collection of notes related to the sale of a minority interest in Multi-Arc and $42,000 of interest on said notes, offset by a writedown of $143,000 on the Company's investment in Integrated Brands Inc. ("Integrated").

     Effects of Inflation

     Inflation has a minimal effect on Andal's operations.

     Liquidity and Capital Resources

     The Company had $17,875,000 of cash at September 30, 1997, substantially all of which resulted from the sale of Multi-Arc; and it believes that income from its cash and investments will be sufficient to fund its operating cash needs for the foreseeable future. The Company has no indebtedness.

     New Accounting Pronouncements

     In the first quarter of fiscal 1998, the Company is required to adopt the provisions of FASB 128, "Earnings per Share." This pronouncement is not expected to have any impact on the reported amounts of earnings per share of the Company.

     Trends

     As a result of the disposition of Multi-Arc Inc. during the past fiscal year, comparative historical financial information is not indicative of the Company's anticipated results of operations. Income in future periods will be dependent upon releases of funds from the escrows (which income has been deferred) and the interest earned on the Company's cash and investments, less the cost of corporate office operations.

Item 8.   Financial Statements and Supplementary Data

     See Index to Financial Statements at page 20 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of November 30, 1997.

Name                Age  Positions and Offices with the Company

Andrew J. Frankel   65   Chairman of the Board of Directors
                         and Chief Executive Officer

Alan N. Cohen       66   President and Director

Michael S. Huber    54   Senior Vice President, Chief Financial
                         Officer, and Treasurer

Mary Lou Holcombe   53   Vice President and Secretary

     The Company's Directors are elected annually and hold office until their successors are elected and qualified.

     Andrew J. Frankel has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1971 (except for the period September
1, 1996 through September 30, 1997, during which time he served as a Director). He served as a member of the Board of Directors of Integrated Brands Inc. from December 1985 until June 1993.

     Alan N. Cohen has been a Director of the Company since October 1979 and served as President of the Company from October 1981 (except for the period September 1, 1996 through September 30, 1997). Between January 1981 and October 1981, Mr. Cohen served as Vice Chairman of the Board of the Company. Mr. Cohen was a member of the Board of Directors of Integrated Brands Inc. from December 1985 until June 1993. From December 1986 until September 1993, Mr. Cohen was Vice Chairman of the Board and Treasurer of Celtics, Inc., the general partner of the Boston Celtics Limited Partnership.

     Michael S. Huber joined the Company in December 1987 as Senior Vice President, Chief Financial Officer, and Treasurer and has served in that position continuously (except for the period September 1, 1996 through September 30, 1997).

     Ms. Holcombe has been employed by the Company since 1970 (except for the period September 1, 1996 through September 30, 1997) and served as Assistant Vice President and Secretary of the Company from August 1994 to September 1, 1996. Ms. Holcombe was re-elected Secretary on October 1, 1997.

Item 11.  Executive Compensation

     The following table sets forth information concerning the compensation for the past three fiscal years of the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the year ended September 30, 1997.

                    SUMMARY COMPENSATION TABLE

                              Annual Compensation     Long     All Other
                       ------------------------------ Term     Compensation
Name and                                 Other Annual Options  ($)
Principal              Salary  Bonuses   Compensation SARs     (401K Plan
Position          Year ($)     ($)       (1)          (#)      Contributions)

Peter D. Flood    1997 250,000 1,510,000 (2)              0    4,750
Chief Executive
Officer and       1996 250,000   138,000 (2)              0    4,750
President from
September 1996    1995 250,000   151,000 (2)          2,500(3) 4,620
to September 30,
1997 and Chief
Executive of
Multi-Arc

Walter N. Kreil,  1997 149,350   580,000 (2)              0    4,750
Jr.
Senior Vice       1996 142,000    35,000 (2)              0    4,750
President and
Chief Financial   1995 135,200    50,000 (2)            500(3) 4,620
Officer from
September 1996
to September 30,
1997 and Chief
Financial
Officer  of
Multi-Arc

Andrew J.         1997       0         0      0           0        0
Frankel
Chief Executive   1996 157,000         0 42,739           0        0
Officer through
August 1996       1995 244,000         0 33,333           0        0

Alan N. Cohen     1997       0         0      0           0        0
President
through August    1996 157,000         0 16,000           0        0
1996
                  1995 244,000         0 16,000           0        0

     (1) Other Annual Compensation includes professional services and supplemental life and accrued medical insurance, as follows:

                       Andrew J. Frankel         Alan N. Cohen
                   -------------------------     -------------
                   Professional Supplemental     Professional
                     Services    Insurance         Services
                   ------------ ------------     ------------
          1996      10,000          10,494          10,000
          1995      10,000           5,194          10,000

     (2)  Amounts were less than 10% of salary.

     (3) Options to acquire common stock of Multi-Arc Inc. at $205.13 per share.

     The salaries of Messrs. Flood and Kreil were paid by and charged to Multi-Arc for all years.

     Certain bonuses paid to Messrs. Flood and Kreil were paid by and charged to Andal as follows:

                                   Amounts Paid by Andal to
                              -----------------------------------
     Year                     Peter D. Flood Walter N. Kreil, Jr.
                              -------------- --------------------
     1997                     $1,400,000(a)       $550,000(b)
     1996                              0                 0
     1995                              0            15,000

     (a) Consists of a bonus payment of $1,150,000 as a result of the sale of Multi-Arc, plus a bonus payment of $250,000 in connection with the 1996 execution of an employment agreement. In addition, in 1997, Multi-Arc paid a bonus of $110,000 to Mr. Flood in accordance with the employment agreement.

     (b) Consists of a bonus payment of $500,000 as a result of the sale of Multi-Arc, plus a bonus payment of $50,000 in accordance with the 1996 execution of an employment agreement. In addition, in 1997, Multi-Arc paid a bonus of $30,000 to Mr. Kreil in accordance with an incentive compensation plan.

     On September 30, 1997, Messrs Flood and Kreil exercised their options to acquire common shares of Multi-Arc. As a result of the Multi-Arc sale, they received net cash of $220,000 and $35,000, respectively, from the sale of their ownership in Multi-Arc resulting from the exercise of such options and from the sale of Multi-Arc's stock and debentures they had acquired in 1995 (after deducting for payments required to exercise the options and repay loans made to them in 1995 to acquire the Multi-Arc shares and debentures).

Stock Options

     No stock options or stock appreciation rights were granted by the Company during the fiscal year ended September 30, 1997 to the Chief Executive Officer of the Company and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1997.

     The following table sets forth information with respect to the exercise during fiscal 1997 and the value as of September 30, 1997 of unexercised stock options and stock appreciation rights for the Chief Executive Officer and all other executive officers whose annual salary exceeded $100,000 for the fiscal year ended September 30, 1997.

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                   YEAR END OPTION/SAR VALUES

                                                               Value of
                                            Number of          Unexercised
                                            Unexercised        In-the-Money
              Shares                        Options/SARs at    Options/SARs at
              Acquired on                   Fiscal Year End    Fiscal Year End
              Exercise     Value            (#) Exercisable    ($) Exercisable/
Name          (#)          Realized($)      /Unexercisable     Unexercisable

Peter D.
Flood         0            0               2,000/3,000         45,500/68,250

Walter N.
Kreil, Jr.    0            0                 300/450            6,825/10,238

Andrew J.
Frankel       0            0                   0/0                   0/0

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

Employment Agreements

     The Company does not have any employment agreements with its officers. Pursuant to a retirement agreement between the Company and Messrs. Frankel and Cohen entered into on August 31, 1996, the Company is obligated to provide life and health insurance benefits to Messrs. Frankel and Cohen for the remainder of their lives and to provide health insurance benefits to Ms. Holcombe until age 65. In fiscal 1996, the Company recorded a charge of $441,000 in connection with the retirement agreement.

Repricing of Options/SARs

     No stock options previously granted to the Company's executive officers were repriced during the fiscal year ended September 30, 1997.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Messrs. Frankel and Cohen comprise the Compensation Committee and are also Chief Executive Officer and President of the Company. On October 1, 1997, they submitted the following report:

          REPORT OF THE COMPENSATION COMMITTEE OF THE
          BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

          The Company's compensation policies applicable to its executive officers are administered by the Compensation Committee (the "Committee") of the Board of Directors.

     Base Salary

          The base salaries of the executive officers of the Company were determined by employment contracts entered into in 1995. On October 1, 1997, the members of the Committee were elected as officers and agreed to accept salaries as Chairman of the Board and President of $100,000 each, less than they had earned in prior years.

     Bonuses

          The Committee reviewed and gave final approval for a bonus plan for the Multi-Arc officers to encourage their promotion of the recent sale of Multi-Arc.

     Respectfully submitted,

     Andrew J. Frankel

     Alan N. Cohen

PERFORMANCE GRAPH

     The following line graph compares the cumulative total return of the Company's common stock to the American Stock Exchange Market Value Index and the S&P 500 Index for the period October 1, 1992 to September 30, 1997.

                    CUMULATIVE TOTAL RETURN
           Andal Shares vs. Amex Indices and S&P 500


Measurement    Andal          AMEX MV        S & P 500
Period         Invested       Invested       Invested

9/30/92        100            100            100
9/30/93        0              122.21         109.84
9/30/94        32             121.79         110.75
9/30/95        36             144.6          139.88
9/30/96        0              151.7          164.51
9/30/97        400            191            226.73

Assumes $100 invested on September 30, 1992 in Andal Corp. Common
   Stock, the Amex Market Value Index, and the S&P 500 Index.

     The closing market price per share of the Company's common stock on September 30, 1997 has been assumed to be $25.00 per share for purposes of computing cumulative total return. See Item 1--"Business--Stockholders' Appraisal Rights and Item 5--Market Value for the Company's Common Equity and Related Stockholder Matters" included elsewhere herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 12, 1997, with respect to all shareholders known by Andal to be the beneficial owners of more than 5% of its outstanding common stock, each director, and all officers and directors as a group.

Name and Address of      Amount and Nature of               Percent
Beneficial Owner         Beneficial Ownership               of Class

Frankhill Associates     124,437 shares         (1)
909 Third Avenue
Ninth Floor
New York, NY   10022

Andrew J. Frankel          1,730                (1)
909 Third Avenue         124,437                (2)
Ninth Floor                2,019                (3)
New York, NY   10022         602                (4)
                         -------
                         128,788 shares                      29.7%

Alan N. Cohen Family      47,500 shares         (1)
Company LLC
909 Third Avenue
Ninth Floor
New York, NY   10022

Alan N. Cohen             47,500                (9)
909 Third Avenue          27,712                (1)
Ninth Floor                4,250                (5)
New York, NY   10022      ------
                          79,462 shares                       18.4%

Builtland Partners        63,294 shares         (1)(6)
c/o Milstein Properties
1271 Avenue of the Americas
New York, NY   10020

Paul Milstein             99,337 shares         (7)(8)        22.9%
c/o Milstein Properties
1271 Avenue of the Americas
New York, NY   10020

All officers and directors
as a group (4 persons)  209,010 shares          (10)          48.2%

(1)  Direct record and beneficial ownership.

(2) As the managing general partner of, and a person designated to exercise voting power and investment power on behalf of, Frankhill Associates, the record holder of these shares.

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

(9) As manager of the Alan N. Cohen Family Company, LLC, the record holder of these shares.

(10) Includes 650 shares issuable on exercise of stock options.

Item 13.  Certain Relationships and Related Transactions

     See Item 1--Business-Election of Officers and Office Relocation, Item 10-- Directors and Executive Officers of the Company, Item 11--Executive Compensation, and Item 12--Security Ownership of Certain Beneficial Owners and Management.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements

          See Index to Financial Statements and Schedules at page 20 below.

(a)(2)    Financial Statement Schedules

          None.

(b)       Reports on Form 8-K

          None.

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

          3(f) Certificate of Amendment of the Certificate of Incorporation as iled with the Secretary of State of New York on June 15, 1993 (incorporated by reference to Exhibit 3(f) to Company's Annual Report on Form 10-K for Fiscal Year ended September 30, 1993).

          3(g) By-laws of the Company (incorporated by reference to Exhibit 4.6 to Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 5, 1987).

         10(a) 1987 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1987).

         10(b) Retirement Agreement between Andal Corp. and Andrew J. Frankel and Alan N. Cohen dated August 31, 1996 (incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated August 30, 1996).

         10(c) Agreement and Plan of Merger by and among Bernex, Inc., M-A
               Acquisition Corp., Andal Corp., and Multi-Arc Inc.
               (incorporated by reference to Exhibit 10(a) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

         10(d) First Amendment dated September 24, 1997 to the Agreement and
               Plan of Merger by and among Bernex, Inc., M-A Acquisition Corp., Andal Corp., and Multi-Arc Inc. (incorporated by reference to
               Exhibit 10(b) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

         10(e) Second Amendment dated September 30, 1997 to the Agreement and
               Plan of Merger by and among Bernex, Inc., M-A Acquisition Corp., Andal Corp., and Multi-Arc Inc. (incorporated by reference to
               Exhibit 10(c) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

         10(f) Escrow Agreement dated September 30, 1997 among Bernex, Inc.,
               Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

         10(g) Andal Escrow Agreement dated September 30, 1997, among Bernex,
               Inc., Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

         10(h) Expense Escrow Agreement dated September 30, 1997, among Bernex,
               Inc., Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

         27    Financial Data Schedule

                 Index to Financial Statements

Financial Statements                                                   Page

Report of Independent Auditors                                           22

Consolidated Balance Sheet--September 30, 1997 and September 30, 1996   F-1

Consolidated Statement of Operations--Years ended September 30, 1997,
     1996, and 1995                                                     F-2

Consolidated Statement of Shareholders' Equity (Deficit)
     --Years Ended September 30, 1997, 1996, and 1995                   F-3

Consolidated Statement of Cash Flows--Years Ended September 30,
     1997, 1996, and 1995                                               F-4

Notes to Consolidated Financial Statements                              F-5

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

Dated:  December 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                     Title                      Date

Principal Executive Officer:

/s/ Andrew J. Frankel      Chairman of the Board of          December 23, 1997
   (Andrew J. Frankel)     Directors, Chief Executive
                           Officer, President, and
                           Director

Principal Financial Officer:

/s/ Michael S. Huber       Senior Vice President,            December 23, 1997
   (Michael S. Huber)      Chief Financial Officer,
                           and Treasurer

Directors:

/s/ Andrew J. Frankel      Director                          December 23, 1997
   (Andrew J. Frankel)

/s/ Alan N. Cohen          Director                          December 23, 1997
   (Alan N. Cohen)

                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Andal Corp.

We have audited the accompanying consolidated balance sheets of Andal Corp. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows or each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andal Corp. and subsidiaries at September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New York, New York
December 2, 1997

                 ANDAL CORP.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                          September 30
                                                       1997           1996
Current assets:
  Cash                                         $ 17,875,000   $     21,000
  Accounts and notes receivable                     191,000        402,000
  Other current assets                               36,000              0
                                               -------------  -------------
     Total current assets                        18,102,000        423,000

Investment in Integrated Brands, Inc.               250,000        250,000
Net assets of Multi-Arc Inc.                              0      8,450,000
Escrow accounts receivable                        3,407,000              0
Other assets                                         16,000        365,000
                                               -------------  -------------
                                               $ 21,775,000   $  9,488,000
                                               =============  =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt due shareholders     $          0   $     97,000
  Accounts payable                                  223,000        126,000
  Accrued expenses                                3,632,000      3,794,000
                                               -------------  -------------
     Total current liabilities                    3,855,000      4,017,000

Deferred income                                   3,407,000        616,000

Shareholders' equity (deficit):
  Common shares, par value $20 per share,
     1,500,000 authorized, 447,359 issued         8,947,000      8,947,000
  Paid-in-capital                                25,995,000     25,995,000
  Deficit                                       (20,429,000)   (30,087,000)
                                               -------------  -------------
     Total shareholders' equity                  14,513,000      4,855,000
                                               -------------  -------------
                                               $ 21,775,000   $  9,488,000
                                               =============  =============

                     See accompanying notes.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS


                                              Year Ended September 30
                                             1997          1996          1995

Operating costs and expenses:

  General and administrative expense   $ (417,000)   $(1,953,000) $(1,333,000)

Other income (expense):

  Gain on sale of 61st Street property          0      6,009,000            0
  Interest expense                         (6,000)      (747,000)    (833,000)
  Investment and other income                   0        150,000       37,000
                                       -----------   ------------ ------------
Income (loss) from continuing operations
  before income taxes                    (423,000)     3,459,000   (2,129,000)
(Provision) benefit for income taxes            0        (69,000)           0
                                       -----------   ------------ ------------
Income (loss) from continuing operations (423,000)     3,390,000   (2,129,000)
Income from discontinued operations
  (net of income tax expense (benefit)
  of $(2,311,000) in 1996 and
  $532,000 in 1995                      1,285,000      4,995,000    3,667,000
Gain on sale of Multi-Arc Inc.
  (net of income tax expense of
  $489,000 in 1997)                     8,796,000              0      348,000
                                      ------------   ------------ ------------
Net income                            $ 9,658,000    $ 8,385,000  $ 1,886,000
                                      ============   ============ ============
Income (loss) per common share:

Income (loss) from continuing operations  $ (.95)        $  9.98      $ (6.45)
Income from discontinued operations         2.87           14.71        11.12
Gain on sale of Multi-Arc Inc.             19.67            0.00         1.05
                                          -------        -------      -------
Net income                                $21.59          $24.69      $  5.72
                                          ======          ======      =======
                     See accompanying notes.

                          ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                       Retained
                Common     Paid-in-    Earnings      Treasury
                Stock      Capital     (Deficit)     Stock        Total

Balance at
Sept. 30, 1994  $7,410,000 $31,625,000 $(40,358,000) $(5,661,000) $(6,984,000)
Net income 1995          0           0    1,886,000            0    1,886,000
                ---------- ----------- ------------- ------------ ------------
Balance at
Sept. 30, 1995   7,410,000  31,625,000  (38,472,000)  (5,661,000)  (5,098,000)
Net income 1996          0           0    8,385,000            0    8,385,000
Shares issued
pursuant to
retirement
agreement        1,300,000  (1,153,000)           0            0      147,000
Shares issued
pursuant to
retirement
of debt            900,000     504,000            0            0    1,404,000
Shares issued
pursuant to
employment
agreement          150,000    (133,000)           0            0       17,000
Issuance of
Treasury Stock
in connection
with  above
transactions      (813,000) (4,848,000)           0    5,661,000            0
                 ---------- ----------- ------------ ------------ ------------
Balance at
Sept. 30, 1996   8,947,000  25,995,000  (30,087,000)           0    4,855,000
Net income 1997          0           0    9,658,000            0    9,658,000
                ----------- ----------- ------------ ------------ ------------
Balance at
Sept. 30, 1997  $8,947,000 $25,995,000 $(20,429,000) $         0  $14,513,000
                ========== =========== ============= ============ ============
                     See accompanying notes.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended September 30
                                        1997         1996          1995

Cash provided (used) by operations:
 Income (loss) from continuing operations
  before income taxes                   $  (423,000) $  3,390,000 $(2,129,000)
 Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided (used) by operations
  Depreciation                                    0         8,000       9,000
  Write down of investment in Integrated          0       143,000           0
  Gain on sale of 61st Street property            0    (6,009,000)          0
  Other, net                                  7,000       121,000      41,000
  Change in operating assets and liabilities:
   Decrease in accounts receivable          211,000       306,000           0
   (Increase) decrease in
      other current assets                  (36,000)       93,000       4,000
   Increase (decrease) in accounts payable
     and accrued liabilities                (66,000)      773,000    (379,000)
   Cash provided (used) by discontinued
     operations                             344,000        73,000    (294,000)
                                         ----------- ------------- -----------
 Net cash provided (used) by operating
  activities before income taxes             37,000    (1,102,000) (2,748,000)
 Income taxes paid                          (51,000)      (25,000)    (25,000)
                                         ----------- ------------- -----------
Net cash provided (used) by
   operating activities                     (14,000)   (1,127,000) (2,773,000)
                                         -----------  ------------ -----------
Cash flows from financing activities:
 Advances from (repayments to)
    Multi-Arc Inc.                         (930,000)      643,000           0
 Reductions of long term debt                     0      (543,000) (1,357,000)
 Decrease in debt due to shareholders       (97,000)            0           -
                                         ----------- ------------- ------------
Net cash provided (used) by
  financing activities                   (1,027,000)      100,000  (1,357,000)
                                        ------------ ------------- -----------
Cash flows from investing activities:
 Net proceeds from sale of
   Multi-Arc Inc.                        18,895,000       468,000   2,671,000
 Distributions from Multi-Arc Inc.                0             0     957,000
 Net proceeds from sale of
   61st Street property                           0       529,000           0
 Other, net                                       0             0      18,000
                                        ------------ ------------- -----------
Net cash (used) by investing activities  18,895,000       997,000   3,646,000
                                        ------------ ------------- -----------
(Decrease) increase in cash              17,854,000       (30,000)   (484,000)
Cash at beginning of year                    21,000        51,000     535,000
                                        ------------ ------------- -----------
Cash at end of year                     $17,875,000  $     21,000  $   51,000
                                        ============ ============= ===========
                     See accompanying notes.

                  ANDAL CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Andal Corp. ("Andal" or the "Company") and its subsidiaries, all of which subsidiaries are inactive and insignificant. As discussed in Note 2, on September 30, 1997, the Company closed on the sale of its only operating business, Multi-Arc Inc. ("Multi-Arc"); and, thereafter, its operations consist of the maintenance of a corporate executive and administrative office. Accordingly, the consolidated financial statements for 1996 and 1995 have been reclassified to show the accounts of Multi-Arc as a discontinued operation. (See Note 2.)

     Property and Equipment

     Property and equipment are recorded at cost and depreciated over estimated useful lives on a straight-line basis. The Company's property and equipment is comprised of office furniture and equipment, all of which is fully depreciated.

     Stock Based Compensation

     The Company accounts for its stock based compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income (Loss) per Share

     Primary income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. Fully diluted per share amounts are not shown for the periods, as the effects would be immaterial.

     The average number of shares used in computing primary income (loss) per
share was   447,359 in 1997, 339,639 in 1996, and 329,859 in 1995.

2.   SALE OF MULTI-ARC

     During the year ended September 30, 1997, Andal Corp. (the "Company" or "Andal"), through its majority-owned Multi-Arc Inc. subsidiary ("Multi-Arc"), had been engaged in surface enhancement which is the utilization of advanced technologies to apply thin-film coatings of various metals, metal compounds, and other materials to base materials to enhance their hardness, wear and corrosion resistance, lubricity, and appearance.

     On September 25, 1997, the Company's shareholders at a meeting of shareholders approved an Agreement and Plan of Merger (the "Agreement") dated as of June 9, 1997, between Bernex Inc. ("Bernex"), M-A Acquisitions Corp., Multi-Arc, and the Company. The Agreement, in essence, represented a contract to sell Multi-Arc to Bernex for cash. Bernex and M-A Acquisition Corp. are indirectly owned subsidiaries of Saurer AG, a publicly traded Swiss corporation.

     The sale of Multi-Arc was completed on September 30, 1997. Pursuant to the Agreement, M-A Acquisition Corp. was merged into Multi-Arc; and Multi-Arc became the surviving corporation and also became wholly-owned by Bernex. The Company recorded a gain of approximately $8.8 million from the sale.

     As a result of the merger, the Company received net proceeds of approximately $17.8 million of cash and may be entitled to receive additional cash from three escrow funds which were established at the time of closing, as described below. As a result of the sale, the Company has no operating business. The directors of the Company are currently considering whether the Company should be liquidated, function as an investment company, or seek to enter some other business activity. A decision on the future direction of the Company is expected to be made by during fiscal 1998.

Net Proceeds from the Sale of Multi-Arc

     The 100% ownership of Multi-Arc was sold to Bernex for $29,200,000 in cash. At the time of closing, Andal owned approximately 84% of Multi-Arc. A reconciliation of Andal's 84% share of the gross proceeds to the amount of cash actually received by Andal at the closing is as follows:

                                                                   000's

     Andal share of gross proceeds--approximately 84% ownership   $24,517

     Plus:
     Net payment received from Multi-Arc stock option holders
     and minority shareholders pursuant to the Agreement              839

     Less:
     Payments to Escrow accounts
          Main Escrow Fund                                         (2,451)
          Tax Escrow Fund                                            (955)
          Expense Escrow Fund                                        (630)
                                                                  --------
     Net proceeds before amounts paid at closing                   21,320

          Bonus payments to Multi-Arc management                   (1,965)

          Repayment of intercompany indebtedness to Multi-Arc      (1,390)

          Repayment of shareholder loan                               (97)
                                                                   -------
     Net cash received by Andal                                    $17,868
                                                                   ========

The Main Escrow Fund

     An escrow fund for a portion of the selling price of Multi-Arc, of which Andal's share is approximately $2,451,000, was established at the closing to secure Bernex against breaches of representations and warranties and the covenants made by Multi-Arc and the Company in connection with the Agreement. This escrow fund (the "Main Escrow") may also be a source for payment of certain indemnifications for environmental and tax obligations, and also for payment to Multi-Arc minority shareholders who exercise their appraisal rights and obtain an award in excess of their pro rata share of the agreed to selling price of Multi-Arc. Certain types of claims against the Main Escrow would have to aggregate $700,000 before such claims would be eligible for reimbursement from the fund, and then only the amount over $700,000 would be eligible. By the terms of the Agreement, the Main Escrow terminates on March 31, 1999.

     While the Company believes that its representations and warranties concerning Multi-Arc are accurate and that adequate provision has been made for all indemnifications, the Company has deferred recognition of the gain equal to the $2,451,000 until such time as the cash has been received.

The Tax Escrow Fund

     A second escrow fund (the "Tax Escrow") was established under the Agreement out of funds which would otherwise have been payable to Andal in the amount of $955,000 to indemnify Bernex against certain tax obligations of Andal to a taxing authority which have been assessed and which were contested by Andal and not paid. If, by July 31, 2002, these tax claims have not been resolved entirely, Andal has agreed to pay $300,000 to Bernex out of this fund. Under certain circumstances, Andal is entitled to use this fund for payment of certain taxes.

     The Company has established reserves in its financial statements related to this tax obligation, and the Company has determined that it is not reasonably possible that the resolution of this contingency will have a material adverse impact upon income in future periods. Nevertheless, the Company believes it prudent to defer recognition of the gain equal to this Tax Escrow Fund until such time as it is received in cash.

The Expense Escrow Fund

     At the closing, an escrow fund of $750,000 (the "Expense Escrow") was established out of the proceeds otherwise payable to Andal and the minority shareholders of Multi-Arc to pay for the legal and other expenses of Andal and Multi-Arc relating to the sale. At and soon after closing, a substantial portion of this fund was disbursed in payment of such expenses. Recovery from the fund will not be material and will be recognized as income when received.

     The escrow funds are in the possession of a commercial bank which serves as escrow agent and are being invested in a money market fund pending their resolution.

3.   PURCHASE AND SALE OF THE UBC PROPERTY

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

     In addition to the consideration outlined above, the Company was not required to pay unpaid interest of $283,000 on the Option Loan and Demand Loan and would have been entitled to additional consideration if, within one year from the date of sale to FAM, all or any portion of the Property was further transferred to a bona fide third party or if FAM entered into an agreement to transfer all or any portion of the Property to a bona fide third party and such transfer ultimately occurred. In either of such events, the Company would have been entitled to 50% of the amount by which the "Net Proceeds" of the sale of all or any portion of the Property exceeds $10 million. In no event could such additional consideration exceed $3 million. As of August 1, 1997, FAM had not transferred or entered into any agreement to transfer the property to an independent third party. Accordingly, the Company is not entitled to any additional consideration.

     The Company reported a gain of approximately $6 million from the sale.

4.   RETIREMENT AGREEMENT

     On August 31, 1996, Messrs. Andrew J. Frankel, then Chairman of the Board of Directors, and Alan N. Cohen, then President of the Company, retired pursuant to an agreement which provides that, in exchange for the issuance of 32,500 common shares of the Company to each of them, they agreed to reimburse Andal for the lease obligation of Andal's executive headquarters office in New York City and certain other costs of operation of that office, including the salary of Andal employees located there. The Company agreed to maintain, at its own expense, health and life insurance benefits on Andal's New York employees and to continue to pay the costs of a letter of credit guarantee by Mr. Frankel and Mr. Cohen until September 29, 1998, at which time Andal would use its best efforts to replace the letters of credit guarantee with other security. The Company intends to fund this outstanding letter of credit with an interest-bearing cash deposit of approximately $900,000, at which time the guarantors will be released from their guarantee. The Company recorded a charge of $441,000 in 1996 in connection with this Agreement. In September 1996, Andal's executive office records were moved to Multi-Arc's facilities in Rockaway, New Jersey.

     In September 1997, as a result of the sale of Multi-Arc, the Company relocated its executive headquarters back to the New York City location; and, on October 1, 1997, Messrs. Frankel and Cohen reassumed their positions as Chairman and President, respectively, of the Company. In addition, the Company reassumed all of the costs of the office, including executive, administrative, and secretarial expenses, except that Messrs. Frankel and Cohen agreed to reimburse the Company for 25% of the lease, utility, office expense, and other costs of maintaining the premises (excluding salary costs of all Company personnel), respecting their personal use of the premises.

5.   SALE OF MINORITY INTEREST IN MULTI-ARC INC.

     In December 1994, Andal sold, for $500,000 approximately 2 1/2% of the common stock of Multi-Arc to Multi-Arc's management; and Multi-Arc issued $500,000 of convertible subordinated debentures (convertible into approximately 2% of Multi-Arc common stock) to such management, the proceeds of which were remitted to Andal as a return of capital. Both the sale of the common stock and the issuance of the debentures were funded through non-recourse loans of $1 million made to the management by Multi-Arc utilizing Multi-Arc's revolving facility with First Union National Bank. Because of the non-recourse nature of the loans, the gain on the sale of Multi-Arc common stock of approximately $396,000 was deferred until such time as the management loans were repaid, which occurred on September 30, 1997.

     In June and September 1995, Andal sold, for $1,010,000, approximately 4.9% of the common stock of Multi-Arc to certain foreign licensees and other investors; and Multi-Arc sold to such licensees and other investors $1,010,000 of convertible subordinated debentures (convertible into approximately 3.8% of Multi-Arc common stock), the cash proceeds of which were remitted to Andal as a return of capital. Approximately $450,000 of the common stock sold, and $450,000 principal amount of the debentures sold were evidenced by a promissory note which required monthly principal payments over three years plus interest at 6% per annum. The unpaid balance of this note was $555,000 at September 30, 1996. An additional $153,000 of common stock and $153,000 principal amount of the debentures were sold on open account which was paid in October 1996. The gain on these sales of Multi-Arc common stock was $800,000, of which $452,000 was deferred. In 1996, $232,000 of the deferred gain was included in investment income.

     The management loans and the balance of the promissory note were repaid upon the sale of Multi-Arc (described in Note 2). Accordingly, all deferred gains relating to the minority interest sales discussed above were realized at September 30, 1997.

6.   DISCONTINUED OPERATIONS

     The income (loss) from discontinued operations in 1997, 1996, and 1995 is comprised of the following:

                                         1997          1996        1995
     Gain on sale of Multi-Arc           $  8,796,000  $        0  $  348,000
     Reversal of reserve for income taxes           0           0     996,000
     Equity in earnings of Multi-Arc        1,275,000   4,761,000   2,660,000
     Income from discontinued
        construction operations                10,000     234,000      11,000
                                         ------------  ----------  ----------
                                          $10,081,000  $4,995,000  $4,015,000
                                          ===========  ==========  ==========

     On June 30, 1995, an appeals tribunal dismissed a claim against the Company by a local taxing authority for income taxes relating to certain of its discontinued operations. Income from discontinued operations for the year ended September 30, 1995 includes the reversal of a reserve for income taxes, plus accrued interest, in the aggregate amount of $996,000.

     Construction operations consisted of construction subcontracting businesses involved in wall, flooring, ceiling installation and plumbing, heating, and electrical subcontracting. The Company commenced a program to discontinue these businesses in 1981 which program was completed in 1983. The income from discontinued construction operations for 1997, 1996, and 1995 is principally due to claims, settlements, and miscellaneous income.

     See Note 2 for a discussion of the sale of Multi-Arc.

7.   INTEGRATED BRANDS, INC.

     In December 1985, Andal purchased 46.5% of the common stock of Integrated Brands, Inc. ("Integrated"), formerly Steve's Homemade Ice Cream, Inc. Through a series of transactions, Andal's interest has been reduced to 3.5%. In the fourth quarter of 1996, based on then current market conditions, the Company recorded a writedown of $143,000 of its investment in Integrated.

8.   401(k) PLANS

     The Company maintains a defined contribution 401(k) savings plan for the benefit of its employees. Annual contributions to the plan are at the discretion of management and were insignificant for all periods presented.

9.   DEBT DUE SHAREHOLDERS

     On August 31, 1996, Andal Corp. retired $1,404,000 of indebtedness owing to Frankhill Associates, Alan N. Cohen, and Paul Milstein in exchange for 45,000 shares of the Company's common stock which is reflected as a contribution of capital in the accompanying financial statements. Frankhill Associates and Messrs. Cohen and Milstein had purchased the indebtedness from the Fleet Bank in 1994. Subsequently, Peter D. Flood purchased a portion of such debt from Frankhill Associates and Messrs. Cohen and Milstein. During fiscal 1996, the Company had repaid $543,000 of the debt in cash. At September 30, 1996, $97,000 of the Fleet Assignee Debt was owing to Mr. Flood. This amount was repaid to Mr. Flood on September 30, 1997.

10.  CAPITAL SHARES

     At September 30, 1997, common shares reserved for future issuance were as follows:

          Issuable under stock option plans       15,000

     Messrs. Frankel and Cohen retired on August 31, 1996 pursuant to an agreement which provided for the issuance of 32,500 common shares of the Company to each of them (see Note 4).

     See Note 10 for a discussion of the 45,000 shares of common stock of the Company issued in cancellation of the Fleet Assignee debt.

     On August 31, 1996, the Company issued 7,500 common shares to Peter D. Flood, pursuant to his employment agreement and recorded an expense of $17,000.

11.  STOCK OPTIONS

     In 1987, Andal adopted a Stock Option Plan under which options covering up to 15,000 shares of Andal common stock may be granted to eligible key employees. ptions granted under the plan may be either "incentive stock options" or non-qualified options. Under the plan, the purchase price per share for stock options granted must equal or exceed the market value of Andal's common stock at the time of grant. All options granted under the plan expire no later than five years from the date of grant. Options may not be exercised for a period of 24 months after grant. After 24 months, 40% of the option shares may be exercised; after 36 months, 60% of such shares may be exercised; and, after 48 months, all of such shares may be exercised. The options expire 60 months after grant. The Board of Directors or the Compensation Committee thereof may accelerate, in whole or in part, the time or times at which such options may be exercised. In the case of incentive stock options, whether granted under this plan or any earlier plan of the Company, no more than $100,000 in value of shares (determined on the date of grant) may become exercisable by any single optionee during any calendar year.

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

     No options were converted or exercised under this plan in 1997, 1996, and 1995.

     At September 30, 1997 and 1996, there were 6,125 shares reserved for future grant of options. At September 30, 1997, 3,550 shares were exercisable. None were exercisable at September 30, 1996. A summary of stock option transactions follows:

                     1987 Stock Option Plan

                                                     Average Price per
                            Number of Shares              Share

     Options outstanding at
        September 30, 1993        8,930                 $ 11.15
        Canceled during 1994       (100)                $112.50
                                 -------
     Options outstanding at
        September 30, 1994        8,830                 $ 10.00
        Canceled during 1995     (8,830)                $ 10.00
        Granted during 1995       8,950                 $  2.25
                                 -------
     Options outstanding at
        September 30, 1995        8,950                 $  2.25
        Cancelled during 1996       (75)                $  2.25
                                 -------
     Options outstanding at
        September 30, 1997
           and 1996               8,875                 $  2.25
                                  =====
12.  INCOME TAXES

     Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:


                                                         1997           1996
     Deferred Tax Assets:
     Accruals and Reserves                           $ 1,218,000  $ 1,218,000
     Deferred Gain on Sale of Subsidiary Stock                 0      228,000
     Future Tax Benefit of NOL Carryforwards           5,184,000    7,297,000
     Future Tax Benefit of Credit Carryforwards          239,000       69,000
                                                     ------------ ------------
     Gross Deferred Tax Assets                         6,641,000    8,812,000
     Valuation Allowance                              (6,641,000)  (8,812,000)
                                                     ------------ ------------
     Net Deferred Taxes                              $         0  $         0
                                                     ===========  ===========

     The Company has provided a valuation allowance because it is more likely than not that the net deferred tax assets will not be realized.

     The reconciliation of income taxes computed at the U. S. statutory rate to income tax (expense) benefit applicable to continuing operations for the year ended September 30, 1997, 1996, and 1995 is:

                                      1997           1996           1995
     Tax (expense) benefit at
          U. S. statutory rate        $  (144,000)  $ 1,176,000    $(724,000)
     Utilization of federal and state
          net operating losses          2,311,000             0            0
     Other                                  4,000         4,000        3,000
     Change in valuation allowance     (2,171,000)   (1,111,000)     721,000
                                      ------------  ------------   ----------
     Income tax (expense) benefit     $         0   $    69,000    $       0

     At September 30, 1997, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $13.3 million which expire in varying amounts through 2010.

     The gain on sale of Multi-Arc stock for income tax purposes was approximately $8.5 million. The corresponding income tax liability on such sale is approximately $489,000, which principally represents the federal alternative minimum taxes. As part of the sales agreement, the Company and the acquirer may elect to treat such stock sale as a sale of Multi-Arc assets, pursuant to
Section 338(h)(10) of the Internal Revenue Code. If such election were to be made, the acquirers have agreed to indemnify Andal for any federal or state income taxes due in excess of $170,000. The Company's federal net operating loss carryforward would be reduced to approximately $4.6 million in the event of such election.

14.  LITIGATION

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

                      SEPTEMBER 30, 1997


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

10(b) Retirement Agreement between Andal Corp. and Andrew J. Frankel and Alan N. Cohen dated August 31, 1996 (incorporated by reference to
          Exhibit 10(a) to the Company's Current Report on Form 8-K dated August 30, 1996).

10(c) Agreement and Plan of Merger by and among Bernex, Inc., M-A Acquisition Corp., Andal Corp., and Multi-Arc Inc. (incorporated by reference to Exhibit 10(a) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

10(d) First Amendment dated September 24, 1997 to the Agreement and Plan of Merger by and among Bernex, Inc., M-A Acquisition Corp., Andal Corp., and Multi-Arc Inc. (incorporated by reference to Exhibit 10(b) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

10(e) Second Amendment dated September 30, 1997 to the Agreement and Plan of Merger by and among Bernex, Inc., M-A Acquisition Corp., Andal Corp., and Multi-Arc Inc. (incorporated by reference to Exhibit
          10(c) to Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 1997).

10(f) Escrow Agreement dated September 30, 1997 among Bernex, Inc., Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

10(g) Andal Escrow Agreement dated September 30, 1997 among Bernex, Inc., Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

10(h) Expense Escrow Agreement dated September, 1997 among Bernex, Inc., Multi-Arc Inc., Andal Corp., as agent, and the Chase Manhattan Bank as escrow agent.

27        Financial Data Schedule

EXHIBIT 10(f)
-------------
                         ESCROW AGREEMENT

     This Escrow Agreement, dated September 30, 1997 (the "Closing Date"), among Bernex Inc., a Delaware corporation ("Parent"), Multi-Arc Inc., a Delaware corporation (the "Company"), Andal Corp., a New York corporation, as agent for the Company Shareholders (as defined below) ("Andal"), and The Chase Manhattan Bank, a New York banking corporation, as escrow agent ("Escrow Agent").

     This is the Escrow Agreement referred to in the Agreement and Plan of Merger dated June 9, 1997, as amended September 24, 1997 and September 30, 1997 (the "Merger Agreement") among Parent, M-A Acquisition Corp., Andal and the Company.

     Pursuant to Article 12 of the Merger Agreement, Andal has been appointed as agent for the Company Shareholders to act on behalf of the Company Shareholders in connection with the Merger Agreement and this Escrow Agreement.

     The parties, intending to be legally bound, hereby agree as follows:

1.   Establishment of Escrow

     (a) Simultaneously with the execution of this Agreement, Parent is depositing with Escrow Agent into the "Andal Corp. Expense Escrow" account (Account No. 10649) an amount equal to Two Million Nine Hundred and Twenty Thousand Dollars ($2,920,000) in immediately available funds (as increased by any earnings thereon and as reduced by any disbursements, amounts withdrawn under Section 5(j), or losses on investments, the "Escrow Fund"). Escrow Agent acknowledges receipt thereof.

     (b) Escrow Agent hereby agrees to act as escrow agent and to hold, safeguard and disburse the Escrow Fund pursuant to the terms and conditions hereof.

2.   Investment of funds

     Except as Parent and Andal may from time to time jointly instruct Escrow Agent in writing, the Escrow Fund shall be invested from time to time until disbursement of the entire Escrow Fund, to the extent possible, in direct obligations of, or obligations fully guaranteed or insured by, the United States of America, or interest bearing accounts of any bank or trust company incorporated under the laws of the United States of America or any state, which has combined capital and surplus of not less than $100,000,000, in each case having maturity of not more than one year after the date of acquisition thereof. Escrow Agent is authorized to liquidate in accordance with its customary procedures any portion of the Escrow Fund consisting of investments to provide for payments required to be made under this Agreement.

3.   Claims

     (a) From time to time on or before March 31, 1999, Parent may give notice (a "Notice") to Andal and Escrow Agent specifying in reasonable detail the nature and dollar amount of any claim (a "Claim") it may have under Section 2.8,
Section 7.13, Article 10, Section 11.2 or Section 11.3 of the Merger Agreement. If Andal gives notice to Parent and Escrow Agent disputing any Claim (a "Counter Notice") within 30 days following receipt by Escrow Agent of the Notice regarding such Claim, such Claim shall be resolved as provided in Section 3(b). If no Counter Notice is received by Escrow Agent within such 30-day period, then the dollar amount of damages claimed by Parent as set forth in its Notice shall be deemed established for purposes of this Escrow Agreement and the Merger Agreement and, at the end of such 30-day period, Escrow Agent shall pay to Parent the dollar amount claimed in the Notice from the Escrow Fund. Escrow Agent shall not inquire into or consider whether a Claim complies with the requirements of the Merger Agreement.

     (b) If a Counter Notice is given with respect to a Claim, Escrow Agent shall make payment with respect thereto only in accordance with (i) joint written instructions of Parent and Andal or (ii) a final non-appealable order of a court of competent jurisdiction.

4.   Termination of Escrow

     (a)  On March 31, 1999, Escrow Agent shall pay and distribute, subject to
Section 4(c), the remaining balance of the Escrow Fund to the shareholders of the Company (each, a "Company Shareholder" and, collectively, the "Company Shareholders") in such proportions and to the address set forth for each Company Shareholder as set forth on Schedule I attached hereto, unless (i) any Claims are then pending, in which case an amount equal to the aggregate dollar amount of such Claims (as shown in the Notices of such Claims) shall be retained by Escrow Agent in the Escrow Fund (and the balance paid to the Company Shareholders as aforesaid), or (ii) Parent has given notice to Andal and Escrow Agent specifying in reasonable detail the nature of any other claim it may have under Section 2.8, Section 7.13, Article 10, Section 11.2 or Section 11.3 of the Merger Agreement with respect to which it is unable to specify the amount of Damages, in which case the entire Escrow Fund shall be retained by Escrow Agent.

     (b) Following the distribution pursuant to paragraph (a) above, any portion of the Escrow Fund not distributed in accordance with clauses (i) or
(ii) of such paragraph (a) shall be retained by Escrow Agent until it receives joint written instructions of Parent and Andal or a final non-appealable order of a court of competent jurisdiction, in which case, subject to any contrary direction in such instruction or order, the Escrow Agent shall distribute, subject to Section 4(c), such remaining portion of the Escrow Fund to the Company Shareholders in such proportions and to the address set forth for each Company Shareholder as set forth on Schedule I attached hereto.

     (c) Notwithstanding the foregoing, no distribution of any portion of the Escrow Fund shall be made to any Company Shareholder set forth on Schedule II attached hereto unless and until the Escrow Agent receives joint written instructions of Parent and Andal or a final non-appealable order of a court of competent jurisdiction, in either case, to the effect that distributions may be made to such Company Shareholder, in which case the Escrow Agent shall then deliver to such Company Shareholder all distributions, without interest, to which such Company Shareholder was theretofore entitled. Pending any such distribution, Escrow Agent shall hold all amounts allocable to such Company Shareholders pursuant to paragraph (a) above, in accordance with Section 2 of this Agreement.

     (d) On the second business day following the seven month anniversary of the date the entire Escrow Fund shall have been distributed, other than amounts held pursuant to Section 4(c) or otherwise, the Escrow Agent shall distribute such amounts held pursuant to Section 4(c) to the Company.

5.   Duties of Escrow Agent

     (a) Escrow Agent shall not be under any duty to give the Escrow Fund held by it hereunder any greater degree of care than it gives its own similar property and shall not be required to invest any funds held hereunder except as directed in this Agreement. Uninvested funds held hereunder shall not earn or accrue interest.

     (b) Escrow Agent shall not be liable, except for its own gross negligence or willful misconduct and, except with respect to claims based upon such gross negligence or willful misconduct that are successfully asserted against Escrow Agent, the other parties hereto shall jointly and severally indemnify and hold harmless Escrow Agent (and any successor Escrow Agent) from and against any and all losses, liabilities, claims, actions, damages and expenses, including reasonable attorneys' fees and disbursements, arising out of and in connection with this Agreement. Without limiting the foregoing, Escrow Agent shall in no event be liable in connection with its investment or reinvestment of any cash held by it hereunder in good faith, in accordance with the terms hereof, including, without limitation, any liability for any reasonable delays in the investment or reinvestment of the Escrow Fund, or any loss of interest incident to any such delays.

     (c) Escrow Agent shall be entitled to rely upon any order, judgment, certification, demand, notice, instrument or other writing delivered to it hereunder without being required to determine the authenticity or the correctness of any fact stated therein or the propriety or validity of the service thereof. Escrow Agent may act in reliance upon any instrument or signature believed by it to be genuine and may assume that the person purporting to give receipt or advice or make any statement or execute any document in connection with the provisions hereof has been duly authorized to do so. Escrow Agent may conclusively presume that the undersigned representative of any party hereto which is an entity other than a natural person (or any successor representative whom Escrow Agent has received notice of in accordance with
Section 8 of this Agreement) has full power and authority to instruct Escrow Agent on behalf of that party unless written notice to the contrary is delivered to Escrow Agent.

     (d) Escrow Agent may act pursuant to the advice of counsel with respect to any matter relating to this Agreement and shall not be liable for any action taken or omitted by it in good faith in accordance with such advice.

     (e) Escrow Agent does not have any interest in the Escrow Fund deposited hereunder but is serving as escrow holder only and having only possession thereof. Any payments of income from this Escrow Fund shall be subject to withholding regulations then in force with respect to United States taxes. The parties hereto will provide Escrow Agent with appropriate Internal Revenue Service Forms W-9 for tax identification number certification, or non-resident alien certifications. This Section 5(e) and Section 5(b) shall survive notwithstanding any termination of this Agreement or the resignation of Escrow Agent.

     (f) Escrow Agent makes no representation as to the validity, value, genuineness or the collectability of any security or other document or instrument held by or delivered to it.

     (g) Escrow Agent shall not be called upon to advise any party as to the wisdom in selling or retaining or taking or refraining from any action with respect to any securities or other property deposited hereunder.

     (h) Escrow Agent (and any successor Escrow Agent) may at any time resign as such by delivering the Escrow Fund to any successor Escrow Agent jointly designated by the other parties hereto in writing, or to any court of competent jurisdiction, whereupon Escrow Agent shall be discharged of and from any and all further obligations arising in connection with this Agreement. The resignation of Escrow Agent will take effect on the earlier of (a) the appointment of a successor (including a court of competent jurisdiction) or (b) the day which is 30 days after the date of delivery of its written notice of resignation to the other parties hereto. If at that time Escrow Agent has not received a designation of a successor Escrow Agent, Escrow Agent's sole responsibility after that time shall be to retain and safeguard the Escrow Fund until receipt of a designation of successor Escrow Agent or a joint written disposition instruction by the other parties hereto or a final non-appealable order of a court of competent jurisdiction.

     (i) In the event of any disagreement between the other parties hereto resulting in adverse claims or demands being made in connection with the Escrow Fund or in the event that Escrow Agent is in doubt as to what action it should take hereunder, Escrow Agent shall be entitled to retain the Escrow Fund until Escrow Agent shall have received (i) a final non-appealable order of a court of competent jurisdiction directing delivery of the Escrow Fund or (ii) a written agreement executed by the other parties hereto directing delivery of the Escrow Fund, in which event Escrow Agent shall disburse the Escrow Fund in accordance with such order or agreement. Any court order shall be accompanied by a legal opinion by counsel for the presenting party satisfactory to Escrow Agent to the effect that the order is final and non-appealable. Escrow Agent shall act on such court order and legal opinion without further question.

     (j) The parties hereto (other than Escrow Agent) shall pay Escrow Agent compensation (as payment in full) for the services to be rendered by Escrow Agent hereunder in the amount set forth on Schedule III hereto and agree to reimburse Escrow Agent for all reasonable expenses, disbursements and advances incurred or made by Escrow Agent in performance of its duties hereunder (including reasonable fees, expenses and disbursements of its counsel). Any such compensation and reimbursement to which Escrow Agent is entitled shall be borne 50% by Parent and 50% by the Company Shareholders . Any fees or expenses of Escrow Agent or its counsel that are not paid as provided for herein may be taken from any property held by Escrow Agent hereunder.

     (k) The other parties hereto authorize Escrow Agent, for any securities held hereunder, to use the services of any United States central securities depository it reasonably deems appropriate, including, without limitation, the Depositary Trust Company and the Federal Reserve Book Entry System.

6.   Limited Responsibility

     This Agreement expressly sets forth all the duties of Escrow Agent with respect to any and all matters pertinent hereto. No implied duties or obligations shall be read into this agreement against Escrow Agent. Escrow Agent shall not be bound by the provisions of any agreement among the other parties hereto (to which Escrow Agent is not a party) except this Agreement.

7.   Ownership for Tax Purposes

     Parent and Andal agree that, for purposes of federal and other taxes based on income, the Company Shareholders will be treated as the owner of the Escrow Fund in such proportions as set forth on Schedule I, and that the Company Shareholders will report all income, if any, that is earned on, or derived from, the Escrow Fund as their income, in such proportions, in the taxable year or years in which such income is properly includible and pay any taxes attributable thereto.

8.   Notices

     All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt) provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

     Parent or the Company:

               Bernex Inc.
               c/o Saurer AG
               Schlassgasse 2
               CH- 9320 Arbon
               Switzerland
               Attention:  Ernst Kessler, Director
               Telephone No.:  41-71-447-5282
               Facsimile No.:  41-71-447-5288

          and

               Bernex Inc.
               c/o Berna AG Olten
               Industriestrasse 211
               CH- 4600 Olten
               Switzerland
               Attention: Thomas Weilenmann, Chairman of the Board Telephone No.: 41-62-287-8787
               Facsimile No.:  41-62-287-8788

          and

               Bernex Inc.
               c/o Saurer Textile Systems Charlotte Inc.
               4200 Performance Road
               P.O. Box 668027
               Charlotte, North Carolina   28266
               Attention:  George E. Rickles III
               Telephone No.: (704) 394-8111
               Facsimile No.: (704) 394-1502

          with a copy to:

               Akin, Gump, Strauss, Hauer & Feld, LLP
               2029 Century Park East, Suite 4150
               Los Angeles, California  90067
               Attention:  Gary Apfel, Esq.
               Telephone No.: 310-229-1040
               Facsimile No.:  310-229-3870

     Andal:

               c/o Messrs. Andrew J. Frankel and Alan N. Cohen
               909 Third Avenue
               New York, New York   10022
               Telephone No.:   (212) 376-5545
               Facsimile No.:    (212) 376-5669

          with copies to:

               Dillon, Bitar & Luther
               53 Maple Avenue
               Morristown, New Jersey  07963
               Attention: William F. Campbell, III, Esq.
               Telephone No.: (201) 539-3100
               Facsimile No.:  (201) 292-2960

          and

               Paul, Weiss, Rifkind, Wharton & Garrison
               1285 Avenue of the Americas
               New York, New York  10019-6064
               Attention:     Neale Albert, Esq. and
     Alfred Youngwood, Esq.
               Telephone No.: (212) 373-3000
               Facsimile No.:  (212) 373-2315

     Escrow Agent:
               The Chase Manhattan Bank
               270 Park Avenue
               New York, New York  10017

               Attention:  Mr. William Ponce
               Telephone No.: (212) 789-4108
               Facsimile No.:  (212) 270-4823

9.   Jurisdiction; Service of Process

     Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of New York, County of New York, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of New York, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

10.  Counterparts

     This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original and all of which, when taken together, will be deemed to constitute one and the same.

11.  Section Headings

     The headings of sections in this Agreement are provided for convenience only and will not affect its construction or interpretation.

12.  Waiver

     The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and
(c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

13.  Exclusive Agreement and Modification

     This Agreement supersedes all prior agreements among the parties with respect to its subject matter and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the parties hereto.

14.  Assignments, successors and no third-party rights

     Neither Parent nor Andal may assign any of its rights under this Agreement without the prior consent of the other, except that Parent shall be entitled to assign this Agreement to any Affiliate of Parent, provided that such assigning party shall remain liable for all of its liabilities and obligations hereunder. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

15.  Governing Law

     This Agreement shall be governed by the laws of the State of New York, without regard to conflicts of law principles.

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                                   PARENT:

                                   BERNEX INC.


                                   By:

                                         Name: Thomas Weilenmann
                                         Title:    Chairman ofthe Board

                                   COMPANY:

                                   MULTI-ARC INC.


                                   By:

                                         Name: Peter D. Flood
                                         Title: President

                                   ANDAL:

                                   ANDAL CORP., as Agent


                                   By:

                                         Name: Peter D Flood
                                         Title: Chairman, President and CEO


                                   ESCROW AGENT:

                                   THE CHASE MANHATTAN BANK


                                   By:

                                         Name:

                                         Title:

                                                       SCHEDULE I

                       Company Shareholders


Name and Address
Percentage (%)

                                                      SCHEDULE II

           Company Shareholders Subject to Section 4(c)

                                                     SCHEDULE III


                   Compensation of Escrow Agent

Two thousand dollars ($2,000) plus a $25 fee for every check issued by the Escrow Agent.

EXHIBIT 10(g)
-------------
                      ANDAL ESCROW AGREEMENT

     This Escrow Agreement, dated September 30, 1997 (the "Closing Date"), among Bernex Inc., a Delaware corporation ("Parent"), Multi-Arc Inc., a Delaware corporation (the "Company"), Andal Corp., a New York corporation ("Andal"), and The Chase Manhattan Bank, a New York banking corporation, as escrow agent ("Escrow Agent").

     This is the Andal Escrow Agreement referred to in the Agreement and Plan of Merger dated June 9, 1997, as amended September 24, 1997 and September 30, 1997 (the "Merger Agreement") among Parent, M-A Acquisition Corp., Andal and the Company.

     The parties, intending to be legally bound, hereby agree as follows:

16.  Establishment of Escrow

     (a) Simultaneously with the execution of this Agreement, Parent is depositing with Escrow Agent into the "Andal Corp. Escrow Agreement" account (Account No. 106-50-60) an amount equal to Nine Hundred Fifty Five Thousand Dollars ($955,000) in immediately available funds (as increased by any earnings thereon and as reduced by any disbursements, amounts withdrawn under Section 5(j), or losses on investments, the "Andal Escrow Fund"). Escrow Agent acknowledges receipt thereof.

     (b) Escrow Agent hereby agrees to act as escrow agent and to hold, safeguard and disburse the Andal Escrow Fund pursuant to the terms and conditions hereof.

17.  Investment of funds

     Except as Parent and Andal may from time to time jointly instruct Escrow Agent in writing, the Andal Escrow Fund shall be invested from time to time until disbursement of the entire Andal Escrow Fund, to the extent possible, in direct obligations of, or obligations fully guaranteed or insured by, the United States of America, or interest bearing accounts of any bank or trust company incorporated under the laws of the United States of America or any state, which has combined capital and surplus of not less than $100,000,000, in each case having maturity of not more than one year after the date of acquisition thereof. Escrow Agent is authorized to liquidate in accordance with its customary procedures any portion of the Andal Escrow Fund consisting of investments to provide for payments required to be made under this Agreement.

18.  Claims

     (a) From time to time on or before July 31, 2002, Parent may give notice (a "Notice") to Andal and Escrow Agent specifying in reasonable detail the nature and dollar amount of any claim (a "Section 11.7 Claim") it may have under
Section 11.7(a) of the Merger Agreement. If Andal gives notice to Parent and Escrow Agent disputing any Section 11.7 Claim (a "Counter Notice") within 30 days following receipt by Escrow Agent of the Notice regarding such Section 11.7 Claim, such Section 11.7 Claim shall be resolved as provided in Section 3(c).
If no Counter Notice is received by Escrow Agent within such 30-day period, then the dollar amount of damages claimed by Parent as set forth in its Notice shall be deemed established for purposes of this Escrow Agreement and the Merger Agreement and, at the end of such 30-day period, Escrow Agent shall pay to Parent the dollar amount claimed in the Notice from the Andal Escrow Fund. Escrow Agent shall not inquire into or consider whether a Section 11.7 Claim complies with the requirements of the Merger Agreement.

     (b) From time to time on or before July 31, 2002, Andal may give notice (an "Andal Notice") to Parent and Escrow Agent specifying in reasonable detail the nature and dollar amount of (i) any taxes actually paid by it to the applicable taxing authority with respect to earnings on the Andal Escrow Fund of which Andal is the owner pursuant to Section 7 hereof, including a calculation prepared by an independent accounting firm as to the amount of such taxes (a "Tax Claim") or (ii) either (A) taxes actually paid to New York City by Andal pursuant to Section 11.7(b) of the Merger Agreement or (B) taxes proposed to be paid to New York City by Andal pursuant to Section 11.7(b) of the Merger Agreement, together with written evidence in form and substance satisfactory to Parent in its sole reasonable discretion that upon such proposed payment, the full amount of the Second Assessment referred to in Section 11.7 of the Merger Agreement will have been paid in full (including all accrued interest through the date of payment) and notice of the New York City account to which any such proposed payment should be made (any such amount under this clause (ii) not to exceed $455,000) (a "NYC Repayment Claim"). If Parent gives notice to Andal and Escrow Agent disputing any Tax Claim or NYC Repayment Claim (a "Parent Counter Notice") within 30 days following receipt by Escrow Agent of the Andal Notice regarding such Tax Claim or NYC Repayment Claim, as the case may be, such Tax Claim or NYC Repayment Claim shall be resolved as provided in Section 3(c).
If no Parent Counter Notice is received by Escrow Agent within such 30-day period, then the dollar amount claimed by Andal as set forth in the Andal Notice shall be deemed established for purposes of this Escrow Agreement and, at the end of such 30-day period, Escrow Agent shall pay the dollar amount claimed in the Andal Notice from the Andal Escrow Fund to Andal (in the case of a notice given pursuant to clause (ii)(A) above) or New York City to the account designated in the Andal Notice (in the case of a notice given pursuant to clause
(ii)(B) above). Andal agrees to use to the fullest extent possible any and all deductions, tax credits, net operating loss carryforwards, and any other tax benefits available to it to minimize the amount of taxes payable pursuant to clause (i) of the first sentence of this Section 3(b).

     (c) If a Counter Notice or Parent Counter Notice is given with respect to a Section 11.7 Claim, a Tax Claim or a NYC Repayment Claim, as the case may be, Escrow Agent shall make payment with respect thereto only in accordance with (i) joint written instructions of Parent and Andal or (ii) a final non-appealable order of a court of competent jurisdiction.

19.  Termination of Escrow

          (a) On July 31, 2002 (the "Distribution Date"), Escrow Agent shall pay and distribute the sum of Three Hundred Thousand Dollars ($300,000) plus interest earned thereon in accordance with Section 2 from the date hereof through the Distribution Date (or, if less, the entire remaining balance of the Andal Escrow Fund) to Parent, and the remaining balance of the Andal Escrow Fund, if any, to Andal, unless the Escrow Agent shall have received joint written instructions from Parent and Andal to the effect that the entire remaining balance of the Andal Escrow Fund on the Distribution Date should be distributed to Andal, in which case the Andal Escrow Fund shall be disbursed in such manner (or such other manner specified in such joint written instructions). Notwithstanding the foregoing, in the event that on the Distribution Date (i) any Section 11.7 Claims are pending, an amount equal to the aggregate dollar amount of such claims (as shown in the notices of such claims) shall be deducted from the amount otherwise payable to Andal, and retained by Escrow Agent in the Andal Escrow Fund, (ii) any Tax Claims or NYC Repayment Claims are pending, an amount equal to the aggregate dollar amount of such claims (as shown in the notices of such claims) shall be deducted from the amount otherwise payable to Andal (with any remaining amount in dispute deducted from the amount otherwise payable to Parent), and retained by Escrow Agent in the Andal Escrow Fund or
(iii) Parent has given notice to Andal and Escrow Agent specifying in reasonable detail the nature of any other claim it may have under Section 11.7 of the Merger Agreement with respect to which it is unable to specify the amount of Damages, the entire amount of the Andal Escrow Fund otherwise payable to Andal shall be retained by Escrow Agent in the Andal Escrow Fund.

     (b) Following the distributions pursuant to paragraph (a) above, any portion of the Andal Escrow Fund not distributed in accordance with the second sentence of such paragraph (a) shall be retained by Escrow Agent until it receives joint written instructions of Parent and Andal or a final non-appealable order of a court of competent jurisdiction, in which case, subject to any contrary direction in such instruction or order, the Escrow Agent shall distribute such remaining portion of the Andal Escrow Fund to Andal.

20.  Duties of Escrow Agent

     (a) Escrow Agent shall not be under any duty to give the Andal Escrow Fund held by it hereunder any greater degree of care than it gives its own similar property and shall not be required to invest any funds held hereunder except as directed in this Agreement. Uninvested funds held hereunder shall not earn or accrue interest.

     (b) Escrow Agent shall not be liable, except for its own gross negligence or willful misconduct and, except with respect to claims based upon such gross negligence or willful misconduct that are successfully asserted against Escrow Agent, the other parties hereto shall jointly and severally indemnify and hold harmless Escrow Agent (and any successor Escrow Agent) from and against any and all losses, liabilities, claims, actions, damages and expenses, including reasonable attorneys' fees and disbursements, arising out of and in connection with this Agreement. Without limiting the foregoing, Escrow Agent shall in no event be liable in connection with its investment or reinvestment of any cash held by it hereunder in good faith, in accordance with the terms hereof, including, without limitation, any liability for any reasonable delays in the investment or reinvestment of the Andal Escrow Fund, or any loss of interest incident to any such delays.

     (c) Escrow Agent shall be entitled to rely upon any order, judgment, certification, demand, notice, instrument or other writing delivered to it hereunder without being required to determine the authenticity or the correctness of any fact stated therein or the propriety or validity of the service thereof. Escrow Agent may act in reliance upon any instrument or signature believed by it to be genuine and may assume that the person purporting to give receipt or advice or make any statement or execute any document in connection with the provisions hereof has been duly authorized to do so. Escrow Agent may conclusively presume that the undersigned representative of any party hereto which is an entity other than a natural person (or any successor representative whom Escrow Agent has received notice of in accordance with
Section 8 of this Agreement) has full power and authority to instruct Escrow Agent on behalf of that party unless written notice to the contrary is delivered to Escrow Agent.

     (d) Escrow Agent may act pursuant to the advice of counsel with respect to any matter relating to this Agreement and shall not be liable for any action taken or omitted by it in good faith in accordance with such advice.

     (e) Escrow Agent does not have any interest in the Andal Escrow Fund deposited hereunder but is serving as escrow holder only and having only possession thereof. Any payments of income from this Andal Escrow Fund shall be subject to withholding regulations then in force with respect to United States taxes. The parties hereto will provide Escrow Agent with appropriate Internal Revenue Service Forms W-9 for tax identification number certification, or non-resident alien certifications. This Section 5(e) and Section 5(b) shall survive notwithstanding any termination of this Agreement or the resignation of Escrow Agent.

     (f) Escrow Agent makes no representation as to the validity, value, genuineness or the collectability of any security or other document or instrument held by or delivered to it.

     (g) Escrow Agent shall not be called upon to advise any party as to the wisdom in selling or retaining or taking or refraining from any action with respect to any securities or other property deposited hereunder.

     (h) Escrow Agent (and any successor Escrow Agent) may at any time resign as such by delivering the Andal Escrow Fund to any successor Escrow Agent jointly designated by the other parties hereto in writing, or to any court of competent jurisdiction, whereupon Escrow Agent shall be discharged of and from any and all further obligations arising in connection with this Agreement. The resignation of Escrow Agent will take effect on the earlier of (a) the appointment of a successor (including a court of competent jurisdiction) or (b) the day which is 30 days after the date of delivery of its written notice of resignation to the other parties hereto. If at that time Escrow Agent has not received a designation of a successor Escrow Agent, Escrow Agent's sole responsibility after that time shall be to retain and safeguard the Andal Escrow Fund until receipt of a designation of successor Escrow Agent or a joint written disposition instruction by the other parties hereto or a final non-appealable order of a court of competent jurisdiction.

     (i) In the event of any disagreement between the other parties hereto resulting in adverse claims or demands being made in connection with the Andal Escrow Fund or in the event that Escrow Agent is in doubt as to what action it should take hereunder, Escrow Agent shall be entitled to retain the Andal Escrow Fund until Escrow Agent shall have received (i) a final non-appealable order of a court of competent jurisdiction directing delivery of the Andal Escrow Fund or (ii) a written agreement executed by the other parties hereto directing delivery of the Andal Escrow Fund, in which event Escrow Agent shall disburse the Andal Escrow Fund in accordance with such order or agreement. Any court order shall be accompanied by a legal opinion by counsel for the presenting party satisfactory to Escrow Agent to the effect that the order is final and non-appealable. Escrow Agent shall act on such court order and legal opinion without further question.

     (j) Andal shall pay Escrow Agent compensation (as payment in full) for the services to be rendered by Escrow Agent hereunder in the amount set forth on
Schedule I hereto and agree to reimburse Escrow Agent for all reasonable expenses, disbursements and advances incurred or made by Escrow Agent in performance of its duties hereunder (including reasonable fees, expenses and disbursements of its counsel). Any fees or expenses of Escrow Agent or its counsel that are not paid as provided for herein may be taken from any property held by Escrow Agent hereunder, provided, that if Parent is entitled under the terms of the Merger Agreement or this Agreement to the amount of funds taken from the Andal Escrow Fund to satisfy such fees or expenses, Andal shall make payment to Parent of such amount at the time such portion of the Andal Escrow Fund would have otherwise been paid to Parent.

     (k) The other parties hereto authorize Escrow Agent, for any securities held hereunder, to use the services of any United States central securities depository it reasonably deems appropriate, including, without limitation, the Depositary Trust Company and the Federal Reserve Book Entry System.

21.  Limited Responsibility

     This Agreement expressly sets forth all the duties of Escrow Agent with respect to any and all matters pertinent hereto. No implied duties or obligations shall be read into this agreement against Escrow Agent. Escrow Agent shall not be bound by the provisions of any agreement among the other parties hereto (to which Escrow Agent is not a party) except this Agreement.

22.  Ownership for Tax Purposes

     Parent and Andal agree that, for purposes of federal and other taxes based on income, Andal will be treated as the owner of the Andal Escrow Fund and will report all income, if any, that is earned on, or derived from, the Andal Escrow Fund as its income in the taxable year or years in which such income is properly includible and pay any taxes attributable thereto.

23.  Notices

     All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt) provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

     Parent or the Company:

               Bernex Inc.
               c/o Saurer AG
               Schlassgasse 2
               CH- 9320 Arbon
               Switzerland
               Attention:  Ernst Kessler, Director
               Telephone No.:  41-71-447-5282
               Facsimile No.:  41-71-447-5288

          and

               Bernex Inc.
               c/o Berna AG Olten
               Industriestrasse 211
               CH- 4600 Olten
               Switzerland
               Attention: Thomas Weilenmann, Chairman of the Board Telephone No.: 41-62-287-8787
               Facsimile No.:  41-62-287-8788

          and

               Bernex Inc.
               c/o Saurer Textile Systems Charlotte Inc.
               4200 Performance Road
               P.O. Box 668027
               Charlotte, North Carolina   28266
               Attention:  George E. Rickles III
               Telephone No.: (704) 394-8111
               Facsimile No.: (704) 394-1502

          with a copy to:

               Akin, Gump, Strauss, Hauer & Feld, LLP
               2029 Century Park East, Suite 4150
               Los Angeles, California  90067
               Attention:  Gary Apfel, Esq.
               Telephone No.: 310-229-1040
               Facsimile No.:  310-229-3870

     Andal:

               c/o Messrs. Andrew J. Frankel and Alan N. Cohen
               909 Third Avenue
               New York, New York   10022
               Telephone No.:   (212) 376-5545
               Facsimile No.:    (212) 376-5669

          with copies to:

               Dillon, Bitar & Luther
               53 Maple Avenue
               Morristown, New Jersey  07963
               Attention: William F. Campbell, III, Esq.
               Telephone No.: (201) 539-3100
               Facsimile No.:  (201) 292-2960

          and

               Paul, Weiss, Rifkind, Wharton & Garrison
               1285 Avenue of the Americas
               New York, New York  10019-6064
               Attention:     Neale Albert, Esq. and Alfred Youngwood, Esq.
               Telephone No.: (212) 373-3000
               Facsimile No.:  (212) 373-2315

     Escrow Agent:

               The Chase Manhattan Bank
               270 Park Avenue
               New York, New York  10017

               Attention:  Mr. William Ponce
               Telephone No.: (212) 789-4108
               Facsimile No.:  (212) 270-4823

24.  Jurisdiction; Service of Process

     Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of New York, County of New York, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of New York, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

25.  Counterparts

     This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original and all of which, when taken together, will be deemed to constitute one and the same.

26.  Section Headings

     The headings of sections in this Agreement are provided for convenience only and will not affect its construction or interpretation.

27.  Waiver

     The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and
(c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

28.  Exclusive Agreement and Modification

     This Agreement supersedes all prior agreements among the parties with respect to its subject matter and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the parties hereto.

29.  Assignments, successors and no third-party rights

     Neither Parent nor Andal may assign any of its rights under this Agreement without the prior consent of the other, except that Parent shall be entitled to assign this Agreement to any Affiliate of Parent, provided that such assigning party shall remain liable for all of its liabilities and obligations hereunder. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

30.  Governing Law

     This Agreement shall be governed by the laws of the State of New York, without regard to conflicts of law principles.

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                                   PARENT:

                                   BERNEX INC.


                                   By:

                                         Name:  Thomas Weilenmann
                                         Title:     Chairman of the Board

                                   COMPANY:

                                   MULTI-ARC INC.


                                   By:

                                        Name:    Peter D. Flood
                                        Title:      President

                                   ANDAL:

                                   ANDAL CORP.


                                   By:

                                         Name:     Peter D. Flood
                                         Title:    Chairman, President and CEO

                                   ESCROW AGENT:

                                   THE CHASE MANHATTAN BANK


                                   By:

                                         Name:

                                         Title:
                                                     SCHEDULE I


                   Compensation of Escrow Agent

Two Thousand Dollars ($2,000).

EXHIBIT 10(h)
-------------

                     EXPENSE ESCROW AGREEMENT

     This Escrow Agreement, dated September 30, 1997 (the "Closing Date"), between Andal Corp., a New York corporation, as representative
("Representative") of the Company Shareholders (as defined below) ("Andal"), and The Chase Manhattan Bank, a New York banking corporation, as escrow agent ("Expense Escrow Agent").

     This is the Expense Escrow Agreement referred to in the Agreement and Plan of Merger dated June 9, 1997 (the "Merger Agreement"), among BERNEX Inc. \ ("Parent"), M-A Acquisition Corp., Andal and Multi-Arc Inc. (the "Company").

     Pursuant to Article 12 of the Merger Agreement, Andal has been appointed as Representative of the Company Shareholders to act on behalf of the Company Shareholders in connection with this Expense Escrow Agreement.

     The parties, intending to be legally bound, hereby agree as follows:

     i.        Establishment of Escrow.    Simultaneously with the execution of
               this Agreement, Parent is depositing with Expense Escrow Agent into the "Andal Corp. Expense Account Agreement" account (Account No. 106-47-60) an amount equal to Seven Hundred and Fifty Thousand Dollars ($750,000) in immediately available funds (as increased by any earnings thereon and as reduced by any disbursements, amounts withdrawn under Section 5(j), or losses on investments, the "Expense Escrow Fund"). Expense Escrow Agent acknowledges receipt thereof.

               (1) Expense Escrow Agent hereby agrees to act as escrow agent and to hold, safeguard and disburse the Expense Escrow Fund pursuant to the terms and conditions hereof.

     ii. Investment Of Funds. Except as Andal may from time to time instruct Expense Escrow Agent in writing, the Expense Escrow Fund shall be invested from time to time until disbursement of the entire Expense Escrow Fund, to the extent possible, in direct obligations of, or obligations fully guaranteed or insured by, the United States of America, or interest bearing accounts of any bank or trust company incorporated under the laws of the United States of America or any state, which has combined capital and surplus of not less than $100,000,000, in each case having maturity of not more than one year after the date of acquisition thereof. Expense Escrow Agent is authorized to liquidate in accordance with its customary procedures any portion of the Expense Escrow Fund consisting of investments to provide for payments required to be made under this Agreement.

     iii.      Claims.    From time to time on or before the end of the three
               month period beginning on the Closing Date, any Third-Party Beneficiary (as defined below), including the Company, may give notice (a "Notice") to Andal and Expense Escrow Agent specifying in reasonable detail the nature and dollar amount of any claim (a "Claim") it may have against the Company, the Company Shareholders (as defined below) or Andal for payment of fees, disbursements or other expenses incurred in connection with the negotiation, execution or performance of the Merger Agreement or the Contemplated Transactions ("Expenses"), in the case of the Company, for the period ending at the Effective Time (as defined in the Merger Agreement). Andal shall give notice within 15 days following receipt by Andal of the Notice regarding such Claim to Expense Escrow Agent either (i) disputing any Claim (a "Counter Notice"), in which case such Claim shall be resolved as provided in Section 3(b), or (ii) approving such Claim (an "Approval Notice"), in which case the dollar amount claimed by such Third-Party Beneficiary as set forth in its Notice shall be deemed established for purposes of this Expense Escrow Agreement and, prior to the end of the 5-day period following receipt by the Expense Escrow Agent of such Approval Notice, Expense Escrow Agent shall pay to such Third-Party Beneficiary the dollar amount claimed in the Notice from the Expense Escrow Fund. Expense Escrow Agent shall not inquire into or consider the validity of any Claim.

          (1) If a Counter Notice is given with respect to a Claim, Expense Escrow Agent shall make payment with respect thereto only in accordance with (i) joint written instructions of the Third-Party Beneficiary who made such Claim and Andal or
                    (ii) a final non-appealable order of a court of competent jurisdiction.

     iv.       Termination Of Escrow.    On the date which next follows the
               final date of the three month period beginning on the Closing Date, Expense Escrow Agent shall pay and distribute, subject to
               Section 4(c), the remaining balance of the Expense Escrow Fund to the shareholders of the Company (each, a "Company Shareholder" and, collectively, the "Company Shareholders") in such proportions and to the address set forth for each Company Shareholder as set forth on Schedule I attached hereto, unless any Claims are then pending, in which case an amount equal to the aggregate dollar amount of such Claims (as shown in the Notices of such Claims) shall be retained by Expense Escrow Agent in the Expense Escrow Fund (and the balance paid to the Company Shareholders as aforesaid).

          (1) Following the distribution pursuant to paragraph (a) above, any portion of the Expense Escrow Fund not distributed in accordance with such paragraph (a) as a result of a pending Claim of any Third-Party Beneficiary shall be retained by Expense Escrow Agent until it receives joint written instructions of such Third-Party Beneficiary and Andal or a final non-appealable order of a court of competent jurisdiction, in which case, subject to any contrary direction in such instruction or order, the Expense Escrow Agent shall distribute, subject to Section 4(c), such remaining portion of the Expense Escrow Fund relating to the Claim of such Third-Party Beneficiary to the Company Shareholders in such proportions and to the address set forth for each Company Shareholder as set forth on Schedule I attached hereto.

          (2) Notwithstanding the foregoing, no distribution of any portion of the Expense Escrow Fund shall be made to any Company Shareholder set forth on Schedule II attached hereto unless and until the Expense Escrow Agent receives written instructions of Andal or a final non-appealable order of a court of competent jurisdiction, in either case, to the effect that distributions may be made to such Company Shareholder, in which case the Expense Escrow Agent shall then deliver to such Company Shareholder all distributions, without interest, to which such Company Shareholder was theretofore entitled. Pending any such distribution, Expense Escrow Agent shall hold all amounts allocable to such Company Shareholders pursuant to paragraph (a) above, in accordance with Section 2 of this Agreement.

          (3) On the second business day following the seven month anniversary of the date the entire Expense Escrow Fund shall have been distributed, other than amounts held pursuant to
                    Section 4(c) or otherwise, the Expense Escrow Agent shall distribute such amounts held pursuant to Section 4(c) to the Company.

     v.        Duties Of Expense Escrow Agent.    Expense Escrow Agent shall not
               be under any duty to give the Expense Escrow Fund held by it hereunder any greater degree of care than it gives its own similar property and shall not be required to invest any funds held hereunder except as directed in this Agreement. Uninvested funds held hereunder shall not earn or accrue interest.

          (1) Expense Escrow Agent shall not be liable, except for its own gross negligence or willful misconduct and, except with respect to claims based upon gross negligence or willful misconduct that are successfully asserted against Expense Escrow Agent, the other parties hereto shall jointly and severally indemnify and hold harmless Expense Escrow Agent (and any successor Expense Escrow Agent) from and against any and all losses, liabilities, claims, actions, damages and expenses, including reasonable attorneys' fees and disbursements, arising out of and in connection with this Agreement. Without limiting the foregoing, Expense Escrow Agent shall in no event be liable in connection with its investment or reinvestment of any cash held by it hereunder in good faith, in accordance with the terms hereof, including, without limitation, any liability for any reasonable delays in the investment or reinvestment of the Expense Escrow Fund, or any loss of interest incident to any such delays.

          (2) Expense Escrow Agent shall be entitled to rely upon any order, judgment, certification, demand, notice, instrument or other writing delivered to it hereunder without being required to determine the authenticity or the correctness of any fact stated therein or the propriety or validity of the service thereof. Expense Escrow Agent may act in reliance upon any instrument or signature believed by it to be genuine and may assume that the person purporting to give receipt or advice or make any statement or execute any document in connection with the provisions hereof has been duly authorized to do so. Expense Escrow Agent may conclusively presume that the undersigned representative of any party hereto which is an entity other than a natural person (or any successor representative whom Expense Escrow Agent has received notice of in accordance with Section 8 of this Agreement) has full power and authority to instruct Expense Escrow Agent on behalf of that party unless written notice to the contrary is delivered to Expense Escrow Agent.

          (3) Expense Escrow Agent may act pursuant to the advice of counsel with respect to any matter relating to this Agreement and shall not be liable for any action taken or omitted by it in good faith in accordance with such advice.

          (4) Expense Escrow Agent does not have any interest in the Expense Escrow Fund deposited hereunder but is serving as escrow holder only and having only possession thereof. Any payments of income from this Expense Escrow Fund shall be subject to withholding regulations then in force with respect to United States taxes. The parties hereto will provide Expense Escrow Agent with appropriate Internal Revenue Service Forms W-9 for tax identification number certification, or non-resident alien certifications. This
                    Section 5(e) and Section 5(b) shall survive notwithstanding any termination of this Agreement or the resignation of Expense Escrow Agent.

          (5) Expense Escrow Agent makes no representation as to the validity, value, genuineness or the collectability of any security or other document or instrument held by or delivered to it.

          (6) Expense Escrow Agent shall not be called upon to advise any party as to the wisdom in selling or retaining or taking or refraining from any action with respect to any securities or other property deposited hereunder.

          (7) Expense Escrow Agent (and any successor Expense Escrow Agent) may at any time resign as such by delivering the Expense Escrow Fund to any successor Expense Escrow Agent jointly designated by the other parties hereto in writing, or to any court of competent jurisdiction, whereupon Expense Escrow Agent shall be discharged of and from any and all further obligations arising in connection with this Agreement. The resignation of Expense Escrow Agent will take effect on the earlier of (a) the appointment of a successor (including a court of competent jurisdiction) or
                    (b) the day which is 30 days after the date of delivery of its written notice of resignation to the other parties hereto. If at that time Expense Escrow Agent has not received a designation of a successor Expense Escrow Agent, Expense Escrow Agent's sole responsibility after that time shall be to retain and safeguard the Expense Escrow Fund until receipt of a designation of successor Expense Escrow Agent or a joint written disposition instruction by the other parties hereto or a final non-appealable order of a court of competent jurisdiction.

          (8) In the event of any disagreement between the other parties hereto resulting in adverse claims or demands being made in connection with the Expense Escrow Fund or in the event that Expense Escrow Agent is in doubt as to what action it should take hereunder, Expense Escrow Agent shall be entitled to retain the Expense Escrow Fund until Expense Escrow Agent shall have received (i) a final nonappealable order of a court of competent jurisdiction directing delivery of the Expense Escrow Fund or (ii) a written agreement executed by the other parties hereto directing delivery of the Expense Escrow Fund, in which event Expense Escrow Agent shall disburse the Expense Escrow Fund in accordance with such order or agreement. Any court order shall be accompanied by a legal opinion by counsel for the presenting party satisfactory to Expense Escrow Agent to the effect that the order is final and nonappealable. Expense Escrow Agent shall act on such court order and legal opinion without further question.

          (9) The Company Shareholders shall pay Expense Escrow Agent compensation (as payment in full) for the services to be rendered by Expense Escrow Agent hereunder in the amount set forth on Schedule III hereto and agree to reimburse Expense Escrow Agent for all reasonable expenses, disbursements and advances incurred or made by Expense Escrow Agent in performance of its duties hereunder (including reasonable fees, expenses and disbursements of its counsel). Any fees or expenses of Expense Escrow Agent or its counsel that are not paid as provided for herein may be taken from any property held by Expense Escrow Agent hereunder.

          (10) The other parties hereto authorize Expense Escrow Agent, for any securities held hereunder, to use the services of any United States central securities depository it reasonably deems appropriate, including, without limitation, the Depositary Trust Company and the Federal Reserve Book Entry System.

     vi. Limited Responsibility. This Agreement expressly sets forth all the duties of Expense Escrow Agent with respect to any and all matters pertinent hereto. No implied duties or obligations shall be read into this agreement against Expense Escrow Agent.
               Expense Escrow Agent shall not be bound by the provisions of any agreement among the other parties hereto (to which Expense Escrow Agent is not a party) except this Agreement.

     vii. Ownership For Tax Purposes. For purposes of federal and other taxes based on income, the Company Shareholders will be treated as the owner of the Expense Escrow Fund in such proportions as set forth on Schedule I, and that the Company Shareholders will report all income, if any, that is earned on, or derived from, the Expense Escrow Fund as their income, in such proportions, in the taxable year or years in which such income is properly includible and pay any taxes attributable thereto.

     viii. Notices. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt) provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

          Andal:

               c/o Messrs. Andrew J. Frankel and Alan N. Cohen
               909 Third Avenue
               New York, New York  10022
               Telephone No.:  (212) 376-5545
               Facsimile No.:   (212) 376-5669

               with copies to:

               Dillon, Bitar & Luther
               53 Maple Avenue
               Morristown, New Jersey 07963
               Attention:  William F. Campbell, III, Esq.
               Telephone No.:  (201) 539-3100
               Facsimile No.:   (201) 292-2960

               and

               Paul, Weiss, Rifkind, Wharton & Garrison
               1285 Avenue of the Americas
               New York, New York 10019
               Attention: Neale Albert, Esq. and Alfred Youngwood, Esq. Telephone No.: (212) 173-3000
               Facsimile No.:   (212) 373-2315

          Expense Escrow Agent:

               The Chase Manhattan Bank
               270 Park Avenue
               New York, New York 10017
               Attention:  William Ponce
               Telephone No.:  (212) 789-4108
               Facsimile No.:   (212) 596-3109

     ix. Jurisdiction; Service Of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of New York, County of New York, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of New York, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

     x. Counterparts. This Agreement may be executed in one or more counterparts, each of which, when taken together, will be deemed to constitute one and the same.

     xi. Section Headings. The headings of sections in this Agreement are provided for convenience only and will not affect its construction or interpretation.

     xii. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

     xiii. Exclusive Agreement and Modification. This Agreement supersedes all prior agreements among the parties with respect to its subject matter and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the parties hereto.

     xiv. Assignments, Successors and Third-Party Rights. Andal may not assign any of its rights under this Agreement without the prior consent of a majority of the Company Shareholders (not including Andal, solely for this purpose). Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement, their successors and assigns and any Person to whom the Company, the Company Shareholders or Andal owes Expenses, in the case of the Company, for the period ending at the Effective Time (each such Person, a "Third-Party Beneficiary"). Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement and the Third-Party Beneficiaries any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement.

     xv. Governing Law. This Agreement shall be governed by the laws of the State of New York, without regard to conflicts of law principles.

          IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.


                              ANDAL:

                              ANDAL CORP., as Representative


                              By:
                                    Name:
                                    Title:


                              ESCROW AGENT:

                              THE CHASE MANHATTAN BANK


                              By:
                                    Name:
                                    Title:
                                                     SCHEDULE I



                       Company Shareholders


Name and Address                                   Percentage (%)

                                                      SCHEDULE II


           Company Shareholders Subject to Section 4(c)


     [Company Shareholders who have not delivered
     Certificates evidencing Shares or Rights]
                                                     SCHEDULE III



               Compensation of Expense Escrow Agent

Three thousand five hundred dollars ($3,500) plus a $25 fee for every check issued by the Expense Escrow Agent.