Form 10-Q
period 1997-12-31
ANDAL CORP
filed 1998-02-17
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1997

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

     The number of shares outstanding of the registrant's common stock as of February 2, 1998 was 434,078.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)

ASSETS

                                                December 31,     September 30,
                                                    1997             1997
                                                         (Unaudited)
Current assets:
  Cash and cash investments                     $ 17,113         $ 17,875
  Accounts and notes receivable                       48              191
  Other current assets                                30               36
                                                ---------        ---------
     Total current assets                         17,191           18,102

Investments in Integrated Brands, Inc.               250              250
Escrow accounts receivable                         3,445            3,407
Other assets                                          20               16
                                                ---------        ---------
                                                $ 20,906         $ 21,775
                                                =========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $     42         $    223
  Accrued expenses                                 3,241            3,632
                                                ---------        ---------
     Total current liabilities                     3,283            3,855

Deferred income                                    3,445            3,407

Shareholders' equity:
  Common shares, par value $20 per share,
     1,500,000 authorized and 447,359 issued       8,947            8,947
  Paid-in-capital                                 25,942           25,995
  Deficit                                        (20,385)         (20,429)
  Less 13,030 shares held in Treasury, at cost      (326)               0
                                                ---------        ---------
       Total shareholders' equity                 14,178           14,513
                                                ---------        ---------
                                                $ 20,906         $ 21,775
                                                =========        =========
          See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                                    Three Months Ended
                                                        December 31,
                                                    1997          1996
Operating costs and expenses:

  General and administrative expense              $(273)       $ (93)

Other income
  Interest income (expense)                         225          (25)
                                                  ------       ------
Income (loss) from continuing operations
  before income taxes                               (48)        (118)
(Provision) benefit for income taxes                  0           (9)
                                                  ------       ------
Income (loss) from continuing operations            (48)        (127)

Income from discontinued operations                  72          349
                                                  ------       ------
Net income                                        $  24        $ 222
                                                  ======       ======

Income (loss) per common share

Income (loss) from continuing operations         $(0.11)      $(0.28)
Income from discontinued operations                0.17         0.78
                                                 -------      -------
Net income                                       $ 0.06       $ 0.50
                                                 =======      =======
Average number of common shares
   outstanding (000)                                435          447
                                                    ===          ===

       See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)

                                                     Three Months Ended
                                                         December 31,
                                                        1997       1996

Cash provided (used) by operations:

  Income (loss) from continuing operations
     before income taxes                             $   (48)     $(118)

  Adjustments to reconcile income (loss) from continuing operations before income taxes to net cash provided by operations

     Change in operating assets and liabilities:

       Decrease (increase) in accounts receivable        143        (13)
       Decrease in other current assets                    6          0
       (Decrease) in accounts payable and
          accrued liabilities                           (572)      (362)
       Cash provided by discontinued operations           88        488
                                                     --------     ------
     Net cash provided (used) by operating activities
       before income taxes                              (383)        (5)
     Income taxes paid                                     0         (5)
                                                     --------     ------
Net cash provided (used) by operating activities        (383)       (10)
                                                     --------     ------
Cash flows from investing activities:

  Purchase of treasury shares                           (379)         0
                                                     --------     ------
     Net cash (used) by investing activities            (379)         0
                                                     --------     ------
(Decrease) in cash                                      (762)       (10)
Cash and cash investments at beginning of period      17,875         21
                                                     --------     ------
Cash and cash investments at end of period           $17,113      $  11
                                                     ========     ======

          See accompanying notes to consolidated financial statements.
>PAGE>
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1997.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which subsidiaries are inactive and insignificant. On September 30, 1997, the Company closed on the sale of its only operating business, Multi-Arc Inc. ("Multi-Arc"); and, thereafter, its operations consist of the maintenance of a corporate executive and administrative office. Accordingly, the consolidated financial statements for fiscal 1996 have been reclassified to show the accounts of Multi-Arc as a discontinued operation.

     As a result of the sale of Multi-Arc, the Company received net proceeds of approximately $17.8 million of cash and may be entitled to receive additional cash from three escrow funds which were established at the time of closing. The directors of the Company are currently considering whether the Company should be liquidated, function as an investment company, or seek to enter some other business activity. A decision on the future direction of the Company is expected to be made during fiscal 1998.

(2) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1997, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of approximately $13.3 million which expire in varying amounts through 2010. As part of the sales agreement for stock of Multi-Arc, the Company and the acquirer may elect to treat such stock sale as a sale of Multi-Arc assets, pursuant to Section 338(h)(10) of the Internal Revenue Code. If such election were to be made, the acquirers have agreed to indemnify Andal for any federal or state income taxes due in excess of $170,000. The Company's federal net operating loss carryforward would be reduced to approximately $4.6 million in the event of such election.

(3) Income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. The effects of stock options are not material and have not been included in the computations. No fully diluted per share amounts are shown for any period as the effects would be anti-dilutive.

(4) The Company is aware of certain lawsuits and claims which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative expense for the three months ended December 31, 1997 was $273,000 compared with $93,000 in the comparable period of the prior year. The increase in expense is accounted for by the increased executive, personnel, and office costs resulting from the sale of Multi-Arc and the relocation of the Company's executive office to New York City. Interest income for the three months ended December 31, 1997 was $225,000 compared with interest expense of $25,000 in the prior year. The increase in interest income is attributable to the interest earned on the funds received from the sale of Multi-Arc.

     Income from discontinued operations of $72,000 in the current period resulted from the settlement of liabilities relating to the sale of Multi-Arc. The prior period income from discontinued operations was attributable to the Company's equity in the earnings of Multi-Arc for that period.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities amounted to $383,000 compared with $10,000 in the prior comparable period. In such prior period, Multi-Arc advanced to the Company substantially all of the Company's operating cash requirements.

     During the current period, the Company purchased 15,330 shares of its common stock at $25 per share. In addition, options for 2,300 shares exercisable at $2.25 per share of the Company's common stock were exercised by former officers of the Company.

     The Company believes that income from its cash and investments will be sufficient to fund its operating cash needs for the foreseeable future. The Company has no indebtedness.

PART II.  OTHER INFORMATION

ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     The Company filed a report on form 8-K on October 15, 1997 to report the sale of Multi-Arc Inc.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     February 13, 1998             By:  /s/ Andrew J. Frankel
                                             Andrew J. Frankel
                                             Chairman of the Board and
                                             Chief Executive Officer

DATE:     February 13, 1998             By:   /s/ Michael S. Huber
                                              Michael S. Huber
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              and Treasurer