Form 10-Q
period 1998-03-31
ANDAL CORP
filed 1998-05-15
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended  March 31, 1998

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

     The number of shares outstanding of the registrant's common stock as of May 1, 1998 was 286,220.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)

ASSETS

                                              March 31,          September 30,
                                                1998                 1997
                                                       (Unaudited)
Current assets:
  Cash and cash investments                    $12,728                $17,875
  Accounts and notes receivable                      O                    191
  Other current assets                              73                     36
                                               --------               --------
     Total current assets                       12,801                 18,102
Investment in Yogen Fruz
  World-Wide Inc.                                  188                    250
Escrow accounts receivable                       3,028                  3,407
Other assets                                        19                     16
                                               --------               --------
                                               $16,036                $21,775
                                               ========               ========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $    45                $   223
  Accrued expenses                               1,788                  3,632
                                               --------               --------
     Total current liabilities                   1,833                  3,855
Deferred income                                  3,028                  3,407
Shareholders' equity:
  Common shares, par value $20
  per share, 1,500,000 authorized
  and 447,359 issued                             8,947                  8,947
  Paid-in-capital                               25,942                 25,995
  Deficit                                      (19,777)               (20,429)
  Less 120,651 shares held in
     Treasury, at cost                          (3,937)                     0
                                               --------               --------
       Total shareholders' equity               11,175                 14,513
                                               --------               --------
                                               $16,036                $21,775
                                               ========               ========

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                             Three Months        Six Months
                                                 Ended              Ended
                                               March 31,          March 31,
                                             1998     1997      1998    1997
Operating costs and expenses:

  General and administrative expense        $(211)   $(107)    $(484)   $(200)

Other income
  Interest income (expense)                   181      (58)      406      (83)

Income (loss) from continuing operations
  before income taxes                         (30)    (165)      (78)    (283)
(Provision) benefit for income taxes            0      (16)        0      (25)
                                            ------   ------    ------   ------
Income (loss) from continuing operations      (30)    (181)      (78)    (308)

Income from discontinued operations           658      938       730    1,287
                                            ------   ------    ------  -------
Net income                                  $ 628    $ 757     $ 652   $  979
                                            ======   ======    ======  =======
Income (loss) per common share

Income (loss) from continuing operations   $(0.08)  $(0.41)   $(0.21)  $(0.69)
Income from discontinued operations          1.73     2.10      1.92     2.88
                                           -------  -------   -------  -------
Net income                                 $ 1.65   $ 1.69    $ 1.71   $ 2.19
                                           ======   ======    ======   ======
Average number of common
  shares outstanding (000)                    380      447       405      447
                                              ===      ===       ===      ===

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)

                                                     Six Months Ended
                                                         March 31,
                                                     1998          1997

Cash provided (used) by operations:

  Income (loss) from continuing operations
     before income taxes                            $ (78)         $(283)

  Adjustments to reconcile income (loss) from continuing operations before income taxes to net cash provided by operations

     Change in operating assets and liabilities:

       Decrease in accounts receivable                191               0
       (Increase) decrease in other current assets    (37)             24
       (Decrease) in accounts payable and
          accrued liabilities                      (1,328)           (573)
                                                  --------          ------
       Cash provided by discontinued operations       655             851

     Net cash provided (used) by operating activities
       before income taxes                           (597)             19
     Income taxes paid                               (622)            (15)
                                                  --------          ------
Net cash provided (used) by
  operating activities                             (1,219)               4

Cash flows from investing activities:

  Purchase of treasury shares                      (3,928)               0
                                                  --------           ------
     Net cash (used) by investing
       activities                                  (3,928)               0
                                                  --------           ------
(Decrease) increase in cash                        (5,147)               4
Cash and cash investments at beginning
  of period                                        17,875               21
                                                  --------           ------
Cash and cash investments at end
     of period                                    $12,728             $  25
                                                  =======             =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1997.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which subsidiaries are inactive and insignificant. On September 30, 1997, the Company closed on the sale of its only operating business, Multi-Arc Inc. ("Multi-Arc"); and, thereafter, its operations consist of the maintenance of a corporate executive and administrative office. Accordingly, the consolidated financial statements for fiscal 1997 have been reclassified to show the accounts of Multi-Arc as a discontinued operation.

     As a result of the sale of Multi-Arc, the Company received net proceeds of approximately $17.8 million of cash and may be entitled to receive additional cash from two escrow funds which were established at the time of closing. In March 1998, the Company received $51,000 upon final settlement of the Expense Escrow and a partial distribution of $455,000 from the Tax Escrow as a result of the final settlement of certain tax obligations. The directors of the Company are currently considering whether the Company should be liquidated, function as an investment company, or seek to enter some other business activity. A decision on the future direction of the Company is expected to be made during fiscal 1998.

(2) During the current fiscal year, the Company purchased 15,581 shares of its common stock at $25 per share. An additional 107,370 shares were purchased at $33 plus .8125 shares of the Integrated Brands, Inc. ("Integrated") common stock owned by the Company for each share of Company stock purchased. Integrated subsequently merged into Yogen Fruz World-Wide Inc. ("Yogen Fruz"). In addition, options for 2,300 shares exercisable at $2.25 per share of the Company's common stock were exercised by former officers of the Company.

     In April 1998, the Company purchased an additional 40,488 shares of its common stock at $33 plus .4754 shares of the Yogen Fruz common stock owned by the Company for each share of Company stock purchased. The Company now holds 136,078 shares, or less than 1%, of the common stock of Yogen Fruz.

(3) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1997, the Company had net operating loss carry forwards ("NOL's") for federal income tax purposes of approximately $13.3 million which expire in varying amounts through 2010. As part of the sales agreement for stock of Multi-Arc, the Company and the acquirer may elect to treat such stock sale as a sale of Multi-Arc assets, pursuant to Section 338(h)(10) of the Internal Revenue Code. If such election were to be made, the acquirers have agreed to indemnify Andal for any federal or state income taxes due in excess of $170,000. The Company's federal net operating loss carry forward would be reduced to approximately $4.6 million in the event of such election.

(4) Primary income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. No diluted per share amounts are shown for any period as the effects would not be material.

(5) The Company is aware of certain lawsuits and claims which are pending involving it and its subsidiaries. In the opinion of the Company's management, these matters will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative expense for the three months and six months ended March 31, 1998 was $211,000 and $484,000 compared with $107,000 and $200,000 in the comparable periods of the prior year. The increase in expense is accounted for by the increased executive, personnel, and office costs resulting from the sale of Multi-Arc and the relocation of the Company's executive office to New York City. Interest income for the six months ended March 31, 1998 was $406,000 compared with interest expense of $83,000 in the prior year. The increase in interest income is attributable to the interest earned on the funds received from the sale of Multi-Arc.

     Income from discontinued operations of $730,000 in the current six-month period resulted principally from the settlement of liabilities and the receipt of funds upon final settlement of the Expense Escrow account relating to the sale of Multi-Arc. The current period also includes $185,000 from the sale of the Company's interest in certain real estate projects which had been carried at nil value for several years. The prior period income from discontinued operations was attributable to the Company's equity in the earnings of Multi-Arc for that period.

     LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 1998, cash decreased $5.1 million to $12.7 million.

     Cash used by operating activities amounted to $1.2 million compared with $4,000 provided by operating activities in the prior comparable period. In the current period, the Company reduced accounts payable and accrued liabilities by $1.3 million, principally due to settlement of certain tax obligations for $981,000, including accrued interest. Cash provided by discontinued operations reflects $455,000 drawn from the Tax Escrow and $51,000 in final settlement of the Expense Escrow related to the sale of Multi-Arc (see Note 1), and $185,000 from the sale of the Company's interest in certain real estate projects. In the prior period, Multi-Arc advanced to the Company substantially all of the Company's operating cash requirements.

     During the current period, the Company purchased 15,581 shares of its common stock at $25 per share. An additional 108,621 shares were purchased at $33 per share plus .8125 shares of the Integrated Brands, Inc. ("Integrated") common stock owned by the Company for each share of Company stock purchased. Integrated subsequently merged into Yogen Fruz World-Wide Inc. In addition, options for 2,300 shares exercisable at $2.25 per share of the Company's common stock were exercised by former officers of the Company.

     The Company believes that income from its cash and investments will be sufficient to fund its operating cash needs for the foreseeable future. The Company has no indebtedness.

PART II.  OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:     May 12, 1998             By:   /s/ Andrew J. Frankel
                                        Andrew J. Frankel
                                        Chairman of the Board and
                                        Chief Executive Officer

DATE:     May 12, 1998             By:   /s/ Mary Lou Holcombe
                                        Mary Lou Holcombe
                                        Vice President and
Secretary