Form 10-Q
period 1998-06-30
ANDAL CORP
filed 1998-08-14
CIK 70262

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549


                           FORM 10-Q
(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 286,220.

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                  ANDAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                   (In thousands of dollars,
              except share and per share amounts)

                                    ASSETS

                                                  June 30,      September 30,
                                                    1998            1997
                                                         (Unaudited)
Current assets:
   Cash and cash investments                      $ 12,281         $ 17,875
   Accounts and notes receivable                         0              191
   Other current assets                                248               36
                                                  ---------        ---------
      Total current assets                          12,529           18,102
Investment in Yogen Fruz World-Wide Inc.                 0              250
Escrow accounts receivable                           3,059            3,407
Other assets                                            18               16
                                                  ---------        ---------
                                                  $ 15,606         $ 21,775
                                                  =========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $      0         $    223
   Accrued expenses                                  1,759            3,632
                                                  ---------        ---------
      Total current liabilities                      1,759            3,855
Deferred income                                      3,059            3,407

Shareholders' equity:
   Common shares, par value $20 per share,
      1,500,000 authorized and 447,359 issued        8,947            8,947
   Paid-in-capital                                  25,942           25,995
   Deficit                                         (18,652)         (20,429)
   Less 161,139 shares held in Treasury, at cost    (5,449)               0
                                                  ---------        ---------
      Total shareholders' equity                    10,788           14,513
                                                  ---------        ---------
                                                  $ 15,606         $ 21,775
                                                  =========        =========
See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited and in thousands of dollars,
                   except per share amounts)

                                                Three Months     Nine Months
                                                    Ended           Ended
                                                   June 30,        June 30,
                                                1998   1997     1998     1997
Operating costs and expenses:

  General and administrative expense          $ (260) $ (89)  $ (744) $ (289)

Other income
  Gain on disposals of Yogen Fruz stock        1,236      0    1,236       0
  Interest income (expense)                      149    (41)     555    (124)
                                              ------- ------  ------- -------
Income (loss) from continuing operations
   before income taxes                         1,125   (130)   1,047    (413)
(Provision) benefit for income taxes               0    (24)       0     (49)
                                              ------- ------  ------- -------
Income (loss) from continuing operations       1,125   (154)   1,047    (462)
Income from discontinued operations                0    552      730   1,839
                                              ------- ------  ------- -------
Net income                                    $1,125  $ 398   $1,777  $1,377
                                              ======= ======  ======= =======
Income (loss) per common share

Income (loss) from continuing operations      $3.80   $(0.34) $2.83   $(1.03)
Income from discontinued operations               0     1.23   1.98     4.11
                                              -----   ------- -----   -------
Net income                                    $3.80   $ 0.89  $4.81   $ 3.08
                                              =====   ======= =====   =======
Average number of common shares
   outstanding (000)                           296      447    370      447
                                               ===      ===    ===      ===
See accompanying notes to consolidated financial statements.

                  ANDAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
            (Unaudited and in thousands of dollars)

                                                          Nine Months Ended
                                                               June 30,
                                                          1998         1997

Cash provided (used) by operations:

   Income (loss) from continuing operations
      before income taxes                               $ 1,047       $(413)

   Adjustments to reconcile income (loss) from continuing operations before income taxes to net cash provided by operations

   Gain on disposals of Yogen Fruz stock                 (1,236)          0

   Change in operating assets and liabilities:

      Decrease in accounts receivable                       191           0
      (Increase) decrease in other current assets          (212)         35
      (Decrease) in accounts payable and
         accrued liabilities                             (1,400)       (459)
      Cash provided by discontinued operations              655         867
                                                        --------      ------
   Net cash provided (used) by operating activities
      before income taxes                                  (955)         30
   Income taxes paid                                       (622)        (39)
                                                        --------      ------
 Net cash(used) by operating activities                  (1,577)         (9)
                                                        --------      ------
Cash flows from investing activities:

   Proceeds from sale of Yogen Fruz stock                 1,247           0
   Purchase of treasury shares                           (5,264)          0
                                                        --------      ------
      Net cash (used) by investing activities            (4,017)          0

(Decrease) increase in cash                              (5,594)         (9)
Cash and cash investments at beginning of period         17,875          21
                                                        --------      ------
Cash and cash investments at end of period              $12,281       $  12
                                                        ========      ======
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and include all adjustments which, in the opinion of management, are necessary to present fairly the results for such periods. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Andal Corp.'s ("Andal" or the "Company") annual report on Form 10-K for the year ended September 30, 1997.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which subsidiaries are inactive and insignificant. On September 30, 1997, the Company closed on the sale of its only operating business, Multi-Arc Inc. ("Multi-Arc"); and, thereafter, its operations consist of the maintenance of a corporate executive and administrative office required to manage open issues, such as the Multi-Arc escrows, taxes, pending claims, and lawsuits, etc. Accordingly, the consolidated financial statements for fiscal 1997 have been reclassified to show the accounts of Multi-Arc as a discontinued operation.

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

(2) On July 15, 1998, the Company entered into an agreement of merger with Cafco Holding Corporation ("Cafco"), a company organized by Andal's principal shareholders (who are also its executive officers) and their affiliates. Upon completion of the merger, each Andal shareholder, other than Cafco, will receive $37 in cash for each common share; and the Cafco shareholders will become sole shareholders of Andal. Since Cafco, which owns 75.3% of such stock, has agreed to vote in favor of the merger, approval by the requisite two-thirds vote of outstanding common stock is assured.

(3) During the current fiscal year, the Company purchased 15,581 shares of its common stock at $25 per share. An additional 107,370 shares were purchased at $33 plus .8125 shares of the Integrated Brands, Inc. ("Integrated") common stock owned by the Company for each share of Company stock purchased. Integrated subsequently merged into Yogen Fruz World-Wide Inc. ("Yogen Fruz"). In addition, options for 2,300 shares exercisable at $2.25 per share of the Company's common stock were exercised by former officers of the Company.

     In April 1998, the Company purchased an additional 40,488 shares of its common stock at $33 plus .4754 shares of the Yogen Fruz common stock owned by the Company for each share of Company stock purchased. The Company recorded a gain of $153,000 on the disposal of Yogen Fruz stock related to this transaction. The Company then held 136,078 shares, or less than 1%, of the common stock of Yogen Fruz.

(4) In May 1998, the Company sold its remaining 136,078 shares of Yogen Fruz for $1,247,000 in cash and recorded a gain of $1,083,000.

(5) Andal and its subsidiaries file a consolidated federal income tax return, and state and local tax returns are generally filed on a combined basis.

     At September 30, 1997, the Company had net operating loss carry forwards ("NOL's") for federal income tax purposes of approximately $13.3 million which expire in varying amounts through 2010. As part of the sales agreement for stock of Multi- Arc, the Company and the acquirer have elected to treat such stock sale as a sale of Multi-Arc assets, pursuant to Section 338(h)(10) of the Internal Revenue Code. The acquirers have agreed to indemnify Andal for any federal or state income taxes due in excess of $170,000. The Company's federal net operating loss carry forward will be reduced to approximately $4.6 million as the result of such election.

(6) Primary income (loss) per common share for all periods was computed based on the average number of shares outstanding during each of the respective periods. No diluted per share amounts are shown for any period as the effects would not be material.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative expense for the three months and nine months ended June 30, 1998 were $260,000 and $744,000 compared with $89,000 and $289,000 in the comparable periods of the prior year. The increase in expense is accounted for by the increased executive, personnel, and office costs resulting from the sale of Multi-Arc and the relocation of the Company's executive office to New York City. Interest income for the nine months ended June 30, 1998 was $555,000 compared with interest expense of $124,000 in the prior year. The increase in interest income is attributable to the interest earned on the funds received from the sale of Multi-Arc. In April and May 1998, the Company disposed of its remaining investment in Yogen Fruz common stock and recorded an aggregate gain of $1,236,000 (see Notes 3 and 4).

     Income from discontinued operations of $730,000 in the current nine-month period resulted principally from the settlement of liabilities and the receipt of $455,000 drawn from the Tax Escrow and $51,000 in final settlement of the Expense Escrow account relating to the sale of Multi-Arc (see Note 1). The current period also includes $185,000 from the sale of the Company's interest in certain real estate projects which had been carried at nil value for several years. The prior period income from discontinued operations was attributable to the Company's equity in the earnings of Multi-Arc for that period.

     LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 1998, cash decreased $5.6 million to $12.3 million.

     Cash used by operating activities amounted to $1.6 million compared with $9,000 used by operating activities in the prior comparable period. In the current period, the Company reduced accounts payable and accrued liabilities by $1.4 million, principally due to settlement of certain tax obligations for $981,000, including accrued interest. Cash provided by discontinued operations reflects $455,000 drawn from the Tax Escrow and $51,000 in final settlement of the Expense Escrow related to the sale of Multi-Arc (see Note 1), and $185,000 from the sale of the Company's interest in certain real estate projects. In the prior period, Multi-Arc advanced to the Company substantially all of the Company's operating cash requirements.

     During the nine months ended June 30, 1998, investing activities used $4.0 million of cash, as the Company used $5.3 million for purchases of treasury stock. During the current fiscal year, the Company purchased 15,581 shares of its common stock at $25 per share. An additional 107,370 shares were purchased at $33 plus .8125 shares of the Integrated Brands, Inc. ("Integrated") common stock owned by the Company for each share of Company stock purchased. Integrated subsequently merged into Yogen Fruz World-Wide Ind. ("Yogen Fruz"). In addition, options for 2,300 shares exercisable at $2.25 per share of the Company's common stock were exercised by former officers of the Company. In April 1998, the Company purchased an additional 40,488 shares of its common stock at $33 plus .4754 shares of the Yogen Fruz common stock owned by the Company for each share of Company stock purchased. In May 1998, the Company sold its remaining investment in Yogen Fruz common stock for $1.2 million in cash.

     The Company believes that income from its cash and investments may be sufficient to fund its operating cash needs for the foreseeable future. The Company has no indebtedness.

PART II.OTHER INFORMATION

ITEM 5.OTHER INFORMATION

     On July 15, 1998, the Company entered into an agreement of merger with Cafco Holding Corporation ("Cafco"), a company organized by Andal's principal shareholders (who are also its executive officers) and their affiliates. Upon completion of the merger, each Andal shareholder, other than Cafco, will receive $37 in cash for each common share; and the Cafco shareholders will become sole shareholders of Andal. Since Cafco, which owns 75.3% of such stock, has agreed to vote in favor of the merger, approval by the requisite two-thirds vote of outstanding common stock is assured.

ITEM 6.EXHIBITS AND REPORT ON FORM 8-K

Exhibit 2(a) Agreement and Plan of Merger by and between Andal Corp. and Cafco Holding Corporation dated July 15, 1998.

Exhibit 27     Financial Data Schedule

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

     S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDAL CORP.

DATE:August 14, 1998               By: /s/ Andrew J. Frankel
                                       Andrew J. Frankel
                                       Chairman of the Board and
                                       Chief Executive Officer

DATE:August 14, 1998               By: /s/ Mary Lou Holcombe
                                       Mary Lou Holcombe
                                       Vice President and
                                       Secretary

                         EXHIBIT 2(a)

                  AGREEMENT AND PLAN OF MERGER

     Agreement and Plan of Merger (this "Plan of Merger") made as of the 15th day of July, 1998, by and between Andal Corp., a New York corporation ("Andal"), and Cafco Holding Corporation, a New York corporation ("Cafco"), Andal and Cafco being sometimes collectively referred to as the "Constituent Corporations." Andal will be the surviving corporation, sometimes hereinafter referred to as the "Surviving Corporation."

                      W I T N E S S E T H:

     WHEREAS, Andal has authorized capital stock consisting of (a) 1,500,000 shares of Convertible Preferred Stock, par value $1.00 per share, none of which are issued or outstanding, (b) 5,000,000 shares of Serial Preferred Stock, par value $1.00 per share, none of which are issued or outstanding and (c) 1,500,000 shares of common stock, par value $20.00 per share ("Andal Common Stock"), of which 286,094 shares are issued and outstanding and none of which are held as treasury shares; and

     WHEREAS, Cafco has authorized capital stock consisting of 250,000 shares of common stock, par value $.01 per share ("Cafco Common Stock"), of which 215,529 shares are outstanding; and

     WHEREAS, 215,529 shares of Andal Common Stock are owned by Cafco; and

     WHEREAS, the Board of Directors of each of the Constituent Corporations deems it advisable and to the advantage and welfare of their respective Constituent Corporations and their shareholders that Cafco merge with and into Andal, with Andal to be the Surviving Corporation, pursuant to the provisions of
Section 901 of the Business Corporation Law of the State of New York (the "NYBCL");

     NOW, THEREFORE, subject to the approval of this Plan of Merger by the shareholders of each of the Constituent Corporations, the Constituent Corporations hereby agree as follows:

1. The names of the Constituent Corporations are Andal Corporation, which was formed under the name National Cleaning Contractors, Inc., and Cafco Holding Corporation.

2. (a) Andal has authorized capital stock consisting of (i) 1,500,000 shares of Convertible Preferred Stock, par value $1.00 per share, none of which are issued or outstanding, ii) 5,000,000 shares of Serial Preferred Stock, par value $1.00 per share, none of which are issued or outstanding and (iii) 1,500,000 shares of Andal Common Stock, of which 286,094 shares are issued and outstanding and none of which are held as treasury shares.

     (b) Cafco has authorized capital stock consisting of 250,000 shares of Cafco Common Stock, of which 215,529 shares are outstanding; and

3. At the Effective Time, as hereinafter defined, Cafco will be merged with and into Andal (the "Merger").

4. This Plan of Merger constitutes a plan of merger pursuant to Section 902 of the NYBCL, to be carried out in the manner, on the terms and subject to the conditions herein set forth.

5. The Merger will become effective immediately upon filing with the Secretary of State of the State of New York following approval by the shareholders of each of the Constituent Corporations of this Plan of Merger or a plan of merger which sets forth the terms of the Merger as set forth in this Plan of Merger and such other matters as may be provided by Section 902 of the NYBCL. Such date and time is herein referred to as the "Effective Time."

6. Cafco agrees to vote its shares of Andal Common Stock in favor of the Plan of Merger.

7. At the Effective Time, the separate existence of Cafco will cease, and Andal, as the Surviving Corporation, will continue to exist under and be governed by the laws of the State of New York. The name of the Surviving Corporation will remain Andal Corp.

8. At and after the Effective Time, the Surviving Corporation will succeed to and possess, without further act or deed, all of the estate, rights, privileges, powers, and franchises, both public and private, and all of the property, real, personal and mixed, of the Constituent Corporations; all debts due either of the Constituent Corporations will be vested in the Surviving Corporation; all claims, demands, property, rights, privileges, powers and franchises and every other interest of either of the Constituent Corporations will be the property of the Surviving Corporation; the title to any real property of either of the Constituent Corporations will not revert or be in any way impaired by reason of the Merger, but will be vested in the Surviving Corporation; all rights of creditors and all liens upon any property of either of the Constituent Corporations will be preserved unimpaired, limited in lien to the property affected by such lien at the Effective Time; and all debts, liabilities and duties of the Constituent Corporations will thenceforth attach to the Surviving Corporation and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by the Surviving Corporation.

9.   At the Effective Time:

     (a) Each outstanding share of Andal Common Stock, other than shares owned by Cafco and any shares owned by shareholders exercising their appraisal rights, shall, by operation of law and without further action on the part of the former holders, automatically be converted into and become the right to receive thirty seven dollars ($37.00). Holders of shares exercising their dissenters' rights shall have the rights provided for in Sections 910 and 623 of the NYBCL.

     (b) Each outstanding share of Cafco Common Stock shall, by operation of law and without further action on the part of the former holders, automatically be converted into and become the right to receive one fully paid and non-assessable share of Andal Common Stock.

10. Each option to purchase one share of Andal Common Stock shall, with the consent of the holder thereof, become the right to receive per share the amount by which thirty seven dollars ($37.00) exceeds the exercise price thereof.

11. The certificate of incorporation of Andal as existing at the Effective Time shall not be modified or amended by the Merger.

12. The By-laws of Andal, as existing at the Effective Time, will continue in force as the By-laws of the Surviving Corporation until altered, amended or repealed as provided therein or as provided by law.

13. The directors and officers of Andal immediately prior to the Merger, will be the directors and officers of the Surviving Corporation, to hold office until their respective successors have been elected and shall qualify, or as otherwise provided in the By-Laws of the Surviving Corporation.

14. This Plan of Merger may be terminated and the Merger abandoned for any reason whatsoever, by mutual consent of the Boards of Directors of the Constituent Corporations, at any time prior to the Effective Time, notwithstanding adoption and approval of this Plan of Merger by the shareholders of the Constituent Corporations.

15. This Plan of Merger may be amended at any time prior to the Effective Time by mutual consent of the Boards of Directors of the Constituent Corporations; provided, however, that no such amendment shall adversely affect the rights of the shareholders of Andal or Cafco subsequent to the adoption and approval of this Plan of Merger by the shareholders of Andal or Cafco, as the case may be.

     IN WITNESS WHEREOF, the foregoing Plan of Merger, which was duly adopted by the Board of Directors of each of the Constituent Corporations, has been executed by the chairman of the board and secretary or assistant secretary of each of the Constituent Corporations on and as of the date first set forth above.

                                   ANDAL CORP.


                                   By: /s/ Andrew J. Frankel
                                       Andrew J. Frankel
                                       Chairman of the Board and CEO

Attest: /s/ Alan N. Cohen
        Alan N. Cohen, Assistant Secretary

                                   CAFCO HOLDING CORPORATION


                                   By: /s/ Andrew J. Frankel
                                       Andrew J. Frankel
                                       Chairman of the Board and CEO
Attest: /s/ Mary Lou Holcombe
        Mary Lou Holcombe, Secretary